Form 10QSB
period 1997-05-31
BUFFALO CAPITAL III LTD
filed 1997-07-15
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 1997.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   ______

                 BUFFALO CAPITAL OPPORTUNITIES III, LTD.
                 (Name of small business in its charter)

Colorado                           84-1356383
(State or other               (IRS Employer Id.  No.)
jurisdiction of Incorporation)

7331 S. Meadow Court,
Boulder,  Colorado                   80301
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (303) 530-3353

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes .....
No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 5/31/97 the following shares of common were outstanding: Common Stock, no par value, 135,000 shares; Class A Warrants to purchase common stock, 4,830,000; Class B Warrants to purchase common stock, 2,415,000.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended May 31, 1997, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        BUFFALO CAPITAL III, LTD.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS








                       Quarter Ended May 31, 1997

                        Buffalo Capital III, Ltd.
                      (A Development Stage Company)


Index to Financial Statements


Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statement of Stockholders' Equity
Notes to Financial Statements
Buffalo Capital III, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of and for the quarter ended
MAY 31, 1997

(unaudited)

                                      May 31, 1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               3,775
OTHER ASSETS:
Organizational costs (net
of amortization)                          255

TOTAL CURRENT
  ASSETS                                4,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          -0-

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                             7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-
Additional paid-in capital             60,450
Deficit accumulated
 during the
 development stage                   (63,940)
Total stockholders' equity              4,010

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 4,010

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT as of and for the nine months ended
MAY 31, 1997
(unaudited)

                              Three          Nine           Period from
                              Months         Months         Inception
                              Ended          Ended          (8/28/96) to
                              8/31/96        5/31/97        5/31/97

INCOME                               -              -              -

EXPENSES
Legal and
 professional                      105          3,282          3,387
Amortization                         -             45             45
Bank charges                         6            (6)              -
Rent                                 -            450            450
Filing fees                          -             55             55
Consulting fees                     40         59,760         59,800
Director fees                      200              -            200
Office expense                       -              3              3

TOTAL EXPENSES                     351         63,589         63,940

NET LOSS                         (351)       (63,589)       (63,940)

Accumulated deficit
 Balance, Beginning
 of period                         -0-          (351)            -0-
 Balance, End of
 period                          (351)       (63,940)       (63,940)

Loss per common
 share                           (NIL)          (NIL)          (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                    135,000        135,000        135,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

                              Three          Nine           Period from
                              Months         Months         Inception
                              Ended          Ended          (8/28/96) to
                              8/31/96        5/31/97        5/31/97
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                         (351)       (63,589)       (63,940)
Noncash items included
 in net loss:
 Amortization                        -             45             45
 Rent                                -            450            450
 Stock issued for
 consulting fees                    40         59,760         59,800
 Stock issued for
 directors fees                    200              -            200
Changes in
 Current
 liabilities                       405          (405)              -
Net cash used
 by operating
 activities                        294        (3,739)        (3,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs               (300)              -          (300)
Issuance of common
 stock                           5,000          2,500          7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                      4,700          2,500          7,200

Net increase (decrease)
 in cash and cash
 equivalents                     4,994        (1,239)          3,755

CASH AND CASH EQUIVALENTS,
 Beginning of Period               -0-          4,994            -0-

CASH AND CASH EQUIVALENTS,
 End of Period                   4,994          3,755          3,755

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996)
to May 31, 1997
(page 1 of 2)

                                                            Deficit
                                                            accumulated    Total
                              Common Stock                  during the     stock-
                              Number of                     development    holder
                              shares           Amount       stage          equity
Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share               15,000          7,500              -          7,500

Common stock issued
for services, August 1996
at $.0001 per share          2,400,000            240              -            240

Net loss for the period
ended August
 31, 1996                            -              -          (351)          (351)

Balance
August 31, 1996              2,415,000          7,740          (351)          7,389

Shares cancelled at
$.0001 per share           (2,280,000)              -              -              -

Record and reclass APIC
for services                         -          (240)              -         59,760

Rent provided at
 no charge                           -              -              -            450

Net loss for the period
 period ended May 31, 1997           -              -       (63,589)       (63,589)

Balance May 31, 1997           135,000          7,500       (63,940)          4,010

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996)
to May 31, 1997
(page 2 of 2)

                                           Additional
                                              Paid-in
                                              Capital

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share                                   -

Common stock issued
for services, August 1996
at $.0001 per share                                 -

Net loss for the period
ended August 31, 1996                               -

Balance
August 31, 1996                                     -

Shares cancelled at
$.0001 per share                                    -

Record and reclass APIC
for services                                   60,000

Rent provided at
 no charge                                        450

Net loss for the period
 period ended May 31, 1997                          -

Balance May 31, 1997                           60,450

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 1997


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

Buffalo Capital III, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its office is located at the office of its president at 7331 South Meadow Court, Boulder, CO 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company currently does not own any properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangements to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal year
The Company has selected an August 31 fiscal year end.

Organization costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of cash flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.     STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 10,000,000 shares of its no par value preferred stock. The preferred stock may be issued in series, from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of May 31, 1997, no shares of preferred stock were issued or outstanding.

As of May 31, 1997, 135,000 shares of the Company's no par value common stock had been issued, along with 4,830,000 Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00 respectively. Of these shares 120,000 were subscribed for services rendered in the capacity of directors and consultants. The remaining 15,000 shares were issued for cash at a price of $.50 per share.

For the period ended May 31, 1997, 2,280,000 shares of the Company's common stock were cancelled. All share and per share amounts have been restated to reflect these cancellations to the Company's inception.

3.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also the principal shareholders. Each has received 30,000 shares of stock (22% each of the outstanding shares). In each case the shares were issued for services provided which have been valued at $60,000.

The Company's general and securities counsel, Gary S. Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $2,476 for legal services rendered, $300 of which was capitalized as organizational costs, with $0 payable at May 31, 1997.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES.

As mentioned in Note 3, the Company has incurred $450 since inception in rent expense which has been designated as paid-in capital.

5.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $63,940 expiring in the year 2012. The tax benefit of these net operating losses, which totals approximately $12,149, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period of May 31, 1997, reflects a current asset value of $3,755 and a total asset value of $4,010.

The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

During the period from August 28, 1996 (inception) through May 31,
1997, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $63,940 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, until the Company shall have completed a business combination.

There is no assurance, however, that the available funds will ultimately prove to be adequate for the Company's operations. No other commitments to provide funds have been made by management or other stockholders. Accordingly, there can be no assurance that any other loans will be made to the Company or that other funds will prove to be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) There have been no reports on Form 8-K for the quarter ending May 31, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL III, LTD.
(Registrant)

Date: July 15, 1997

/s/
Grant Peck, President