Form 10QSB
period 1997-08-31
BUFFALO CAPITAL III LTD
filed 1997-10-14
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 1997.

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

7331 S. Meadow Court
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

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes .....
No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 1, 1997, the following shares of common were outstanding: Common
Stock, no par value, 135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended August 31, 1997, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                        BUFFALO CAPITAL III, LTD.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS








                      Quarter Ended August 31, 1997
Buffalo Capital III, Ltd.
(A Development Stage Company)

Index to Financial Statements

Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements
Buffalo Capital III, Ltd.
(A Development Stage Company)
BALANCE SHEET
as of and for the quarter ended
AUGUST 31, 1997

(unaudited)

                                      August 31, 1997               May 31, 1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               3,572                         3,731
OTHER ASSETS:
Organizational costs (net
of amortization)                          240                           255

TOTAL CURRENT
  ASSETS                                3,812                         3,986

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                        1,000                             -

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
135,000 shares issued and
outstanding                             7,500                         7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-                           -0-
Additional paid-in capital             60,600                        60,450
Deficit accumulated
 during the
 development stage                   (65,288)                      (63,964)
Total stockholders' equity              2,812                         3,986

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    3,812                         3,986

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT as of and for the three months ended
August 31, 1997
(unaudited)

                              Period from    For the        For the
                              Inception      three months   initial period
                              (8/28/96)      ended          ended
                              thru 8/31/97   8/31/97        8/31/96

INCOME                               -              -              -

EXPENSES
Legal and
 professional                    4,491          1,080            105
Amortization                        60             15              -
Bank charges                         -              -              6
Rent                               600            150              -
Filing fees                         55              -              -
Consulting fees                 59,800              -             40
Director fees                      200              -            200
Office expense                      82             79              -

TOTAL EXPENSES                  65,288          1,324            351

NET LOSS                      (65,288)        (1,324)          (351)

Accumulated deficit
 Balance, Beginning
 of period                         -0-       (63,654)            -0-
 Balance, End of
 period                       (65,288)       (65,288)          (351)

Loss per common
 share                           (NIL)          (NIL)          (NIL)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                    135,000        135,000        135,000

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

                              Period from    For the        For the
                              Inception      three months   initial period
                              (8/28/96)      ended          ended
                              to 8/31/97     8/31/97        8/31/96
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                      (65,288)        (1,324)          (351)
Noncash items included
 in net loss:
 Amortization                       60             15              -
 Rent                              600            150              -
 Stock issued for
 consulting fees                59,800              -             40
 Stock issued for
 directors fees                    200              -            200
Changes in
 Current
 liabilities                     1,000          1,000            405
Net cash used
 by operating
 activities                    (3,628)          (159)            294

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs               (300)              -          (300)
Issuance of common
 stock                           7,500              -          5,000
Net cash and cash
 equivalents provided
 (used) by financing
 activities                      7,200              -          4,700

Net increase (decrease)
 in cash and cash
 equivalents                     3,572          (159)          4,994


CASH AND CASH EQUIVALENTS,
 Beginning of Period               -0-          3,731            -0-

CASH AND CASH EQUIVALENTS,
 End of Period                   3,572          3,572          4,994

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 1997


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

Fiscal year
The Company has selected a May 31 fiscal year end for financial reporting purposes. For tax reporting purposes, the fiscal year end is August 31.

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

2.     STOCKHOLDERS' EQUITY

As of August 31, 1997, 135,000 shares of the Company's no par value common stock had been issued, along with 4,830,000 Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00 respectively. Of these shares, 120,000 were subscribed for services rendered in the capacity of directors and consultants. The remaining 15,000 shares were issued for cash at a price of $.50.

3.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also the principal shareholders. Each has received 30,000 shares of stock (22% each of the outstanding shares) in consideration of services provided. The total value of services provided by officers, directors and principal shareholders for which shares were issued, was $60,000.

The Company's general and securities counsel, Gary S. Joiner, a partner in the law firm of Frascona, Joiner & Goodman, P.C., is one of the Company's principal shareholders. Since inception, the Company has paid $2,500 for legal services rendered, $300 of which was capitalized as organizational costs, with $0 payable at August 31, 1997.

The President of the Company is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES.

As mentioned in Note 3, the Company has incurred $600 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $60.

5.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $65,290 expiring in the year 2012. The tax benefit of these net operating losses, which totals approximately $12,405, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the quarter ended August 31, 1997, reflects a current asset value of $3,572 and a total asset value of $3,812.

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

Results of Operations.

During the period from August 28, 1996 (inception) through August
31, 1997, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $65,288 since inception. This loss is primarily the result of legal and accounting costs of compliance with the reporting requirements of the securities laws and issuance of stock to the Company's officers and directors and other non-management principal shareholders for consulting services related to organization of the Company and development of its business plan.

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

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, until the Company has completed a business combination.

There is no assurance, however, that the available funds will ultimately prove to be adequate for the Company's operations. No other commitments to provide funds have been made by management or other stockholders. Accordingly, there can be no assurance that any loans will be made to the Company or that other funds will prove to be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       (b) A report on Form 8-K for the quarter ending August 31, 1997, was filed on August 29, 1997, to report a change in the fiscal year of the Company.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL III, LTD.
(Registrant)

Date: October 14, 1997



/s/
Grant Peck, President