Form 10KSB
period 1998-05-31
BUFFALO CAPITAL III LTD
filed 1998-08-21
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 1998.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,260,000 as of July 15, 1998.

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

    As of the end of its fiscal year ending May 31, 1998, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending May 31, 1998, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

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

    As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

    (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

    (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

    (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

    The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 1998.

                             Part II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

    Although the Company's shares have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, under the trading symbol "BUFG," no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 61 persons.

    No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

    The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $7,500 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended May 31, 1998, reflects a current asset value of $103 in the form of cash, and a total asset value of $298.

Results of Operations

    During the period from August 28, 1996 (inception) through
May 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

    For the fiscal year ending May 31, 1999, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

    The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

    No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

    The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

    Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7.    FINANCIAL STATEMENTS.

    See following pages.
BUFFALO CAPITAL III, LTD.
(A Development Stage Company)


Report of Independent Certified Public Accountant
Balance Sheet
Statement of Loss and Accumulated Deficit
Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
Buffalo Capital III, Ltd.

We have audited the accompanying balance sheet of Buffalo Capital
III, Ltd. (a development stage company) as of May 31, 1998, and the related statement of loss and accumulated deficit, stockholders' equity (deficit), and cash flows for each of the two years then ended, and for the period from inception (August 28, 1996) to May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Capital III, Ltd. as of May 31, 1998, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the two years then ended and for the period from inception (August 28, 1996) to May 31, 1998, in conformity with generally accepted accounting principles.


Comiskey & Company, P.C.
Denver, Colorado
June 18, 1998
BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
BALANCE SHEET
May 31, 1998


ASSETS
CURRENT ASSETS
 Cash and cash equivalents           103
 Total current assets                103

OTHER ASSETS
 Organizational costs (net)          195

TOTAL ASSETS                         298

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable - related
 party                               323
 Total current liabilities           323

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, no par value
  10,000,000 shares authorized;
  no shares issued and outstanding
 Common stock, no par value;           -
  100,000,000 shares authorized;
  1,260,000 shares issued and
  outstanding                      7,500
 Additional paid-in capital       68,586
 Deficit accumulated
 during the development stage   (76,111)
                                    (25)
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                    298

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                      Period from        For the             For the
                   August 28, 1996       year                year
                   (Inception) to        ended               ended
                       May 31, 1998      May 31, 1998        May 31, 1997

REVENUES
 Investment Income              -             -                    -


EXPENSES
 Amortization                 105            60                   45
 Bank charges                  32            32                  (6)
 Consulting Fees           62,800         3,000               59,760
 Directors' fees              200             -                    -
 Filing Fee                    55             -                   55
 Legal and accounting      10,608         7,197                3,306
 Office Expense             1,261         1,258                    3
 Rent Expense               1,050           600                  450

   Total expenses          76,111        12,147               63,613

NET LOSS                 (76,111)      (12,147)             (63,613)

Accumulated deficit

 Balance, beginning of period   -      (63,964)                (351)
 Balance, end of period  (76,111)      (76,111)             (63,964)

NET LOSS PER SHARE        (0.219)           (0.150)             (0.474)

WEIGHTED AVERAGE NUMBER
OF SHARES
OUTSTANDING               347,606       507,205              135,000

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception (August 28, 1996) to May 31, 1998
(Page 1 of 2)

                          Common Stock                       Additional
                          Number of                          Paid-in
                          shares          Amount             Capital

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share          15,000         7,500                    -

Common stock issued for
services, August 1996
at $.0001 per share     2,400,000             -                  240

Shares cancelled      (2,280,000)             -                    -

Rent and services
 provided at no charge          -             -               60,210

Net loss for the period
ended May 31, 1997              -             -                    -

Balance
May 31, 1997              135,000         7,500               60,450

Shares cancelled         (12,000)             -                    -

Share issued in 10 for 1
 stock split            1,107,000             -                    -

Common stock issued for
 services, February 1998
 at $.10 per share         30,000             -                3,000

Record expenses paid by
 shareholders                   -             -                4,536

Rent provided at no
 charge                         -             -                  600

Net loss for the period
ended May 31, 1998              -             -                    -

Balance May 31, 1998    1,260,000         7,500               68,586

The accompanying notes are an integral part of the financial statements.

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 1998
(Page 2 of 2)

                                 Deficit
                                 accumulated
                                 during the           Total
                                 development          stockholder
                                 stage                equity

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share               -                       7,500

Common stock issued for
services, August 1996
at $.0001 per share             -                         240

Shares cancelled                -                           -

Rent and services
 provided at no charge          -                      60,210

Net loss for the period
ended May 31, 1997       (63,964)                    (63,964)

Balance
May 31, 1997             (63,964)                       3,986

Shares cancelled                -                           -

Share issued in 10 for 1
 stock split                    -                           -

Common stock issued for
 services, February 1998
 at $.10 per share              -                       3,000

Record expenses paid by
 shareholders                   -                       4,536

Rent provided at no
 charge                         -                         600

Net loss for the period
ended May 31, 1998       (12,147)                    (12,147)

Balance May 31, 1998     (76,111)                        (25)

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                            Period from
                        August 28, 1996         For the               For the
                         (Inception) to         year ended            year ended
                           May 31, 1998         May 31, 1998          May 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                      (76,111)       (12,147)                (63,964)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
   Amortization                     105             60                      45
   Rent expense                   1,050            600                     450
   Expenses paid by
        shareholders              4,536          4,536                       -
   Stock issued for
       directors' fees           59,960              -                  59,960
   Stock issued for
       consulting fees            3,040          3,000                      40
   Increase (decrease) in
       accounts payable -
       related party                323            323                       -

 Net cash used by
 operating activities           (7,097)        (3,628)                 (3,469)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization costs               (300)              -                   (300)

 Net cash used by
 investing activities             (300)              -                   (300)

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock         7,500              -                   7,500

 Net cash provided by
 financing activities             7,500              -                   7,500

NET INCREASE (DECREASE) IN CASH
AND CASH
EQUIVALENTS                         103        (3,628)                   3,731

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                  -          3,731                       -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                      103            103                   3,731

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the period from inception (August 28, 1996) to May 31, 1998


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

Fiscal year
The Company maintains a May 31 fiscal year end for financial reporting purposes, and an August 31 fiscal year end for tax reporting purposes.

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

Use of estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Changes in Classification
Classification changes in 1997 financial statement data were made in order to conform to the current year presentation.

2.     STOCKHOLDERS' EQUITY

As of May 31, 1998, 1,260,000 shares of the Company's no par value common stock were issued and outstanding, along with 4,830,000
Class A warrants and 2,415,000 Class B warrants entitling the holder to purchase one share of stock for $2.00 and $4.00, respectively. Of these shares 1,230,000 (post split) were subscribed by directors, affiliates and consultants of the Company for services rendered in the capacity of directors and consultants. The remaining 30,000 (post split) shares, were issued for cash at a price of $.50 per share.

For the year ended May 31, 1997, 2,280,000 shares of the Company's common stock were cancelled.

For the year ended May 31, 1998, an additional 12,000 shares of the Company's common stock were cancelled. Effective subsequent to the cancellation of these shares, the Company had a 10-for-1 forward stock split. All share and per share amounts have been restated to reflect the stock split.

3.     RELATED PARTY TRANSACTIONS

The Company's directors and officers are also principal shareholders. Each has received 300,000 shares of stock (23.81% each of the outstanding shares). The shares owned by the Company's officers and directors were issued for services provided which have been valued at a total of $40,000.

Gary Joiner, corporate counsel, is also one of the principle shareholders and he received 300,000 shares of stock which were issued for services valued at $20,000. The law firm of which he is a shareholder and a director has been paid a total of $3,531 and $2,500 by the Company for legal services rendered during the years ended
May 31, 1998 and 1997, respectively.

The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.     INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $76,100 expiring in the years 2012 and 2013. The tax benefit of these net operating losses, which totals approximately $14,700, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended May 31, 1998 and 1997, the valuation allowance increased by $2,300 and $12,332, respectively.

5.     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANC-
ING ACTIVITIES

During the years ended May 31, 1998 and 1997, the Company recorded amortization of the organization costs of $60 and $45 respectively.

Similarly, the Company recorded rent expense for the years ended
May 31, 1998 and 1997 of $50 per month for a total of $600 and $450 respectively.


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


                                  Part III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                   Age             Positions Held and
                                              Tenure

Grant W. Peck          43              President and a Director since
                                       January, 1995

Dean F. Sessions       47              Secretary, Treasurer, and a
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

       Mr. Peck has been the President and a director of Buffalo Capital IV, Ltd, a Colorado corporation, since its inception in August, 1996, and has been the President and a director of Buffalo Capital V, Ltd, Buffalo Capital VI, Ltd., Buffalo Capital VII, Ltd., and Buffalo Capital VIII, Ltd., all of which are Colorado corporations, since their inception in September, 1997. All of these entities are in the same business as the Company (blind pool or public shell companies).

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

       Mr. Sessions has been the Secretary, Treasurer, and a director of Buffalo Capital IV, Ltd., a Colorado corporation, since its inception in August, 1996, and has been a director of Buffalo Capital V, Ltd, Buffalo Capital VI, Ltd., Buffalo Capital VII, Ltd., and Buffalo
Capital VIII, Ltd., all of which are Colorado corporations, since their inception in September, 1997. All of these entities are in the same business as the Company (blind pool or public shell companies).

       Mr. Sessions has a B.S. degree from the University of Colorado.

Compliance With Section 16(a) of the Exchange Act.

       Grant Peck, Dean Sessions, Gary Joiner and Scott Olson were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3. None of such persons filed a report on Form
5 for the fiscal year ended May 31, 1997. The Company believes that as of the date of this report on Form 10-KSB, each of such persons had filed a report on Form 5 for the fiscal year ended May 31, 1998, which also reports initial share ownership and all changes in ownership for all preceding periods. The reports on Form 5 were filed late.

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

Name and               Number of Shares               Percent of
Address                Owned Beneficially             Class Owned

Grant W. Peck <F1>
7331 S. Meadow Court
Boulder, Colorado 80301            297,200<F2>              23.59%

Dean F. Sessions<F1>
P. O. Box 17881
Boulder, Colorado  80308           297,400<F2>              23.60%

Mark DiSalvo
192 Searidge Court
Shell Beach, CA  93449             297,600<F2>              23.62%

Gary S. Joiner
4750 Table Mesa Drive
Boulder, Colorado  80303           297,400<F2>              23.60%

All directors and executive
officers (2 persons)                   594,600              47.19%

<F1>  The person listed is an officer, a director, or both, of the
Company.
<F2>  Does not include 1,200,000 shares subject to Class A Warrants owned by each such person exercisable at $2.00 per share or 600,000 shares subject to Class B Warrants owned by each such person exercisable at $4.00 per share.

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

       Each of the Company's officers and directors also are officers, directors, or both of several other Boulder, Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. However, as of the end of the Company's fiscal year, each of these entities had substantially the same shareholders as the Company, which means that there was no actual conflict of interest between the Company and these other entities as of that time.

       Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.
Members of management acquired their shares for services rendered at a price of $0.05 per share, and the total purchase price for all presently issued and outstanding shares was $70,500, of which $7,500 was paid in cash and $63,000 was paid in the form of performance of services.
It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.
       (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                    Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on January 10, 1997).

3.2                    Bylaws (incorporated by reference from
Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on January 10, 1997).

4.1 Warrant Agent Agreement (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on January 10, 1997).

4.2                    Specimen Class A Warrant Certificate
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on January
10, 1997).

4.3                    Specimen Class B Warrant Certificate
(incorporated by reference from Registration Statement on Form 10-
SB/A filed with the Securities and Exchange Commission on January
10, 1997).

27                     Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending May 31, 1998.

Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BUFFALO CAPITAL III, LTD.

By: /s/ ________________
Grant W. Peck (Principal Executive Officer and Director)

Date: August 21, 1998

By: /s/ ________________
Dean F. Sessions (Principal Financial Officer and Director)
Date: August 21, 1998

