Form 10QSB
period 1998-08-31
BUFFALO CAPITAL III LTD
filed 1998-10-13
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 1998.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 9, 1998, the following shares of common were outstanding: Common
Stock, no par value, 1,260,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes .....     No ..X..
PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended August 31, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
FINANCIAL STATEMENTS








Quarter Ended August 31, 1998
Buffalo Capital III, Ltd.
(A Development Stage Company)

Index to Financial Statements
Balance Sheet                                5
Statement of Loss
  and Accumulated Deficit                    6
Statements of Cash Flows                     7
Notes to Financial Statements                9
/TABLE

Buffalo Capital III, Ltd.
(A Development Stage Company)
BALANCE SHEET
August 31, 1998
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  64
OTHER ASSETS:
Organizational costs (net
of amortization)                          180

TOTAL CURRENT ASSETS                      244

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                            -

TOTAL CURRENT LIABILITIES                   -

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
1,260,000 shares issued and
outstanding                             7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-
Additional paid-in capital             71,020
Deficit accumulated
 during the
 development stage                   (78,276)
Total stockholders' equity                244

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      244

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT
AS OF AND FOR THE THREE MONTHS ENDED
August 31, 1998
(unaudited)

                         Three          Three            Period from
                        months         months              Inception
                         ended          ended              (8/28/96)
                       8/31/98        8/31/97           thru 8/31/98
INCOME                       -              -                      -
EXPENSES
Legal and
 professional            1,936          1,080                 12,544
Amortization                15             15                    120
Bank charges                17              -                     49
Rent                       150            150                  1,200
Filing fees                 25              -                     80
Consulting
 fees                        -              -                 62,800
Director fees                -              -                    200
Office expense              22             79                  1,283

TOTAL
EXPENSES                 2,165          1,324                 78,276

NET LOSS               (2,165)        (1,324)               (78,276)
Accumulated deficit
 Balance, beginning
 of period            (76,111)       (63,964)                    -0-
 Balance, end of
 period               (78,276)       (65,288)               (78,276)
Loss per common
 share                 NIL            (0.01)                (0.17)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING          1,260,000        135,000                461,010

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(unaudited)

                         Three                  Three           Period from
                        months                 months             Inception
                         ended                  ended             (8/28/96)
                       8/31/98                8/31/97          thru 8/31/98
CASH FLOWS
 FROM OPERATING
 ACTIVITIES:

Net Loss               (2,165)                (1,324)              (78,276)
Noncash items
 included
 in net loss:
 Amortization               15                     15                   120
 Rent                      150                    150                 1,200
 Expenses paid
 by shareholders         2,284                      -                 6,820
 Stock issued
 for consulting
 fees                        -                      -                62,800
 Stock issued
 for directors
 fees                        -                      -                   200
Changes in
 Current
 liabilities             (323)                  1,000                     -
Net cash used
 by operating
 activities               (39)                  (159)               (7,136)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization
 costs                       -                      -                 (300)
Issuance of common
 stock                       -                      -                 7,500
Net cash and cash
 equivalents provided
 (used) by financing
 activities                  -                      -                 7,200

Net increase (decrease)
 in cash and cash
 equivalents              (39)                  (159)                    64

CASH AND CASH EQUIVALENTS,
 Beginning
  of Period                103                  3,731                   -0-

CASH AND CASH EQUIVALENTS,
 End of
 Period                     64                  3,572                    64

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 1998

NOTE 1.  Basis of Presentation

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $7,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the quarter ended August 31, 1998, reflects a current asset value of $64 and a total asset value of $244.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on third parties to pay expenses on its behalf at least until it is able to consummate a business combination. During the first quarter, the Company's shareholders paid a total of $2,284 expenses on its behalf.

Results of Operations.

During the period from August 28, 1996 (inception) through August
31, 1998, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $78,276. A substantial portion of this loss ($62,800) is the result of issuance of shares to officers, directors and other principal shareholders as compensation for consulting services.
The other significant item which contributed to this loss is payment of legal and accounting costs (totalling $12,544 since inception) related to the Company's registration under the Securities Exchange Act of 1934, and its subsequent compliance with the on-going reporting requirements thereunder.

The Company experienced a net loss of $2,165 for the first quarter, compared with a loss of $1,324 for the same quarter of the previous fiscal year. The loss during the first quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like.
Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The
Company cautions again placing undue reliance on forward-looking statements all of which speak only as of the date made.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     EXHIBIT 27 - FINANCIAL DATA SCHEDULE
       (b) There were no reports on Form 8-K filed during the quarter ended August 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL III, LTD.
(Registrant)

Date:  October 13, 1998


By: /s/___________________________
       Grant Peck, President