Form 10KSB
period 1999-05-31
BUFFALO CAPITAL III LTD
filed 1999-08-27
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB

(Mark One)

X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 1999.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   0-21951

                           BUFFALO CAPITAL III, LTD.
                    (Name of small business in its charter)

Colorado                                    84-1356383
_______________________________________________________
(State or other jurisdiction     (IRS Employer Identification
of Incorporation)                              No.)

5001 Spring Valley Road, Suite 800 East
_________________________________________________________
Address of Principal Executive Office (street and number)

Dallas, Texas 75244
___________________________________________________
City, State and Zip Code

Issuer's telephone number:  (972) 991-0001

Securities to be registered under Section 12(b) of the Act:

                              Title of each class
                                      N/A

                   Name of each exchange on which registered
                                      N/A

Securities to be registered under Section 12(g) of the Act:

                          Common Stock, no par value
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  _X__   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year:   $  -0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in
Rule 12b-2):   $ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No ____

(Applicable only to corporate registrants):

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 as of July 22, 1999.

Documents incorporated by reference:
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (check one):
Yes____  No__X_


PART I.

ITEM 1.         DESCRIPTION OF BUSINESS.

General.

        The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the early developmental and promotional stages. On May 4, 1999, a change in control of the registrant occurred. On that date, Steadfast Investments, L.P., a Texas limited partnership, and GMK Family Holdings, L.L.C., a
Delaware limited liability company, purchased a total of 12,740,000 newly issued shares of common stock from the Company for a purchase price of $1,000. Steadfast Investments, L.P. and GMK
Family Holdings, L.L.C. acquired a controlling interest in the Company in anticipation of a possible business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. The Heritage Organization, L.L.C., is engaged in the business of providing consulting services to high net worth individuals, families and businesses.

        As of the end of its fiscal year ending May 31, 1999, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning the business combination transaction between the Company and The Heritage
Organization, L.L.C., or between the Company and Steadfast
Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity.

        To date, the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition, such as The Heritage Organization, L.L.C. The Company has not commenced any commercial operations. The Company currently has no full-time employees and owns no real estate.

        The Company's immediate business plan is to pursue this possible business combination transaction. The predicted time frame and methodology of this possible business combination transaction, as of the date of this filing, has not been determined. The business combination transaction is considered possible but not probable. Should this transaction not occur, the Company shall continue with its previous business plan to seek, investigate and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

        If the business combination transaction is not completed, it is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        If this possible but not probable business combination transaction is not completed, the Company's search for a candidate for acquisition will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and
Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The
Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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


        Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

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

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition.

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

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

Competition.

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

Administrative Offices.

        The Company currently maintains a mailing address at 5001
Spring Valley Road, Suite 800E, Dallas, Texas 75244, which is the office address of its President. The Company's telephone number there is (972) 991- 0001. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future until a business combination transaction occurs. The Company pays no rent or other fees for the use of this mailing address.

Employees.

        The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive
Compensation" and under "Certain Relationships and Related
Transactions".

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


ITEM 2.         DESCRIPTION OF PROPERTY.

        The Company currently maintains a mailing address at 5001
Spring Valley Road, Suite 800 East, Dallas, Texas 75244, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (972) 991-0001.

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

        No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5.0%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended May 31, 1999.


Part II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        Although the Company's shares have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, under the trading symbol "BUFG," no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 56 persons.

        The Company issued 12,740,000 shares of common stock in May 1999. Steadfast Investments, L.P., purchased 11,083,800 of the Shares for a purchase price of $870, and GMK Family Holdings, LLC, purchased 1,656,200 of the Shares for a purchase price of $130. The Company paid no commissions or other fees in conjunction with this share issuance. The shares were offered and sold in a private placement made in reliance upon exemptions from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

        No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $8,500 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended May 31, 1999, reflects a total asset value of $135.

Results of Operations.

        During the period from August 28, 1996 (inception) through
May 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations.

        The Company's plan of operations for the next twelve months is to pursue a possible business combination. The immediate plan is to pursue a possible business combination with The Heritage Organization, LLC, or with Steadfast Investments, L.P., the principal owner of The Heritage Organization, LLC. The predicted time frame and methodology of this possible business combination transaction has not yet been determined and, as of the date of this filing, the transaction is considered possible, but not probable.

        In the event the foregoing transaction does not occur, the Company plans to continue with its previous activity of seeking, investigating and possibly acquiring one or more properties or businesses. In such event, the Company intends to seek business opportunities demonstrating the potential for long-term growth, and will not restrict itself to any particular geographic area or industry. The form of any such potential acquisition has not been determined.

        The Company will require additional capital in order to meet its cash needs for the next year, including payment of the costs associated with compliance with its continuing reporting requirements under the Securities Exchange Act of 1934, as amended, and the costs associated with pursuing a possible business combination. The amount of additional capital which will be required has not been determined.

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



ITEM 7.         FINANCIAL STATEMENTS.

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)

Item                                        Page
Report of Independent Certified               17
 Public Accountant
Balance Sheet                                 18
Statement of Operations                       19
Statement of Stockholders'
 Equity (Deficit)                             22
Statements of Cash Flows                      24
Notes to Financial Statements                 26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Buffalo Capital III, Ltd.

        We have audited the accompanying balance sheet of Buffalo Capital III, Ltd. (a development stage company) as of May 31, 1999, and the related statement of loss and accumulated deficit, cash flows, and stockholders' equity for each of the two years then ended, and for the period from inception (August 28, 1996) to May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Capital III, Ltd. (a development stage company) as of May 31, 1999, and the results of its operations and its cash flows for the two years then ended, and for the period from inception (August 28, 1996) to May 31, 1999, in conformity with generally accepted accounting principles.


Comiskey & Company, P.C.
Denver, Colorado
July 30, 1999

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
BALANCE SHEET
May 31, 1999

ASSETS                                                  -
CURRENT ASSETS                                          -

Total current assets                                    -


OTHER ASSETS
Organizational costs
        (net of amortization)                         135

TOTAL ASSETS                                          135

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                     -

Total current liabilities                               -

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
 10,000,000 shares authorized;
 no shares issued and outstanding                       -

 Common stock, no par value;
 100,000,000 shares authorized;
 14,000,000 shares issued and
 outstanding at May 31,1999                         8,500

Additional paid-in capital                         80,259
Deficit accumulated during the
    development stage                            (88,624)

Total stockholders' equity                            135

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  135

The accompanying notes are an integral part of the financial statements.

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                             Period from         For the                 For the
                         August 28, 1996         year                    year
                          (Inception) to         ended                   ended
                            May 31, 1999         May 31, 1999            May 31, 1998
REVENUES
Investment Income                      -                -                       -

EXPENSES
Amortization                         165               60                      60
Bank charges                         103               71                      32
Consulting Fees                   62,800                -                   3,000
Directors' fees                      200                -                       -
Filing Fee                            80               25                       -
Legal and accounting              21,669           11,061                   7,197
Office Expense                     1,957              696                   1,258
Rent Expense                       1,650              600                     600

Total expenses                    88,624           12,513                  12,147

NET LOSS                        (88,624)         (12,513)                (12,147)

Accumulated deficit

Balance,
beginning of period                    -         (76,111)                (63,964)

Balance,
end of period                   (88,624)         (88,624)                (76,111)

NET LOSS PER SHARE              (0.09)          (0.04)                   (0.15)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                    1,021,913        2,202,411                 507,205

The accompanying notes are an integral part of the financial statements.

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 1999 (Page 1 of 2)

                                Common Stock                                   Additional
                                Number of                                         Paid-in
                                shares                     Amount                 Capital

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $0.50 per share                15,000                    7,500                       -

Common stock issued for
services, August 1996
at $.0001 per share            2,400,000                        -                     240

Shares cancelled             (2,280,000)                        -                       -

Rent and services provided
at no charge                           -                        -                  60,210

Net loss for the period
ended May 31, 1997                     -                        -                       -

Balance, May 31, 1997            135,000                    7,500                  60,450

Shares cancelled                (12,000)                        -                       -

Share issued in 10 for 1
stock split                    1,107,000                        -                       -

Common stock issued for
services, February 1998
at $.10 per share                 30,000                        -                   3,000

Rent provided at no charge             -                        -                     600

Expenses paid by shareholders          -                        -                   4,536

Net loss for the period
ended May 31, 1998                     -                        -                       -

Balance May 31, 1998           1,260,000                    7,500                  68,586

Common stock issued for
cash, May 1999
at $0.00008 per share         12,740,000                    1,000                       -

Rent provided at no charge             -                        -                     600

Expenses paid by shareholders          -                        -                  11,073

Net loss for the period
ended May 31, 1998                     -                        -                       -

                              14,000,000                    8,500                  80,259

The accompanying notes are an integral part of the financial statements. BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996)
to May 31, 1999 (Page 2 of 2)


                                         Deficit
                                     accumulated
                                      during the                    Total
                                     development              stockholder
                                           stage                   equity

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $0.50 per share                             -                    7,500

Common stock issued for
services, August 1996
at $.0001 per share                            -                      240

Shares cancelled                               -                        -

Rent and services
 provided at no charge                         -                   60,210

Net loss for the period
ended May 31, 1997                      (63,964)                 (63,964)

Balance, May 31, 1997                   (63,964)                    3,986

Shares cancelled                               -                        -

Share issued in 10 for 1
stock split                                    -                        -

Common stock issued for
services, February 1998
at $.10 per share                              -                    3,000

Rent provided at no charge                     -                      600

Expenses paid by shareholders                  -                    4,536

Net loss for the period
ended May 31, 1998                      (12,147)                 (12,147)

Balance May 31, 1998                    (76,111)                     (25)

Common stock issued for
cash, May 1999
at $0.00008 per share                          -                    1,000

Rent provided at no charge                     -                      600

Expenses paid by shareholders                  -                   11,073

Net loss for the period
ended May 31, 1999                      (12,513)                 (12,513)
                                        (89,624)                      135

The accompanying notes are an integral part of the financial statements.

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                             Period from
                         August 28, 1996                  For the                 For the
                          (Inception) to               year ended              year ended
                            May 31, 1999             May 31, 1999            May 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                        (88,624)                 (12,513)                (12,147)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization                         165                       60                      60
Rent expense                       1,650                      600                     600
Expenses paid
  by shareholders                 15,609                   11,073                   4,536
Stock issued for
  directors' fees                 59,960                        -                       -
Stock issued for
 consulting fees                   3,040                        -                   3,000
Increase (decrease) in
 accounts payable -
 related party                         -                    (323)                     323

Net cash used by
operating activities             (8,200)                  (1,103)                 (3,628)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                 (300)                        -                       -

Net cash used by
investing activities               (300)                        -                       -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock           8,500                    1,000                       -

Net cash provided by
financing activities               8,500                    1,000                       -



NET INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS                            -                    (103)                 (3,628)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                   -                      103                   3,731
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                         -                        -                     103

The accompanying notes are an integral part of the financial statements

BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the period from inception (August 28, 1996) to May 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company.

        Buffalo Capital III, Ltd. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. The initial registered office of the Company is 4750 Table Mesa Drive, Boulder, Colorado 80301. The principal office of the Company has moved to 5001 Spring Valley Road, Suite 800 East, Dallas, Texas 75244.

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

Accounting Method.

        The Company records income and expenses on the accrual method.

Fiscal year.

        The Company maintains a May 31 fiscal year end for financial reporting purposes, and an August 31 fiscal year end for tax reporting purposes.

Organization costs.

        Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Loss per share.

        Loss per share was computed using the weighted number of shares outstanding during the period.

Statement of cash flows.
        For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of estimates.

        The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of Financial Instruments.

        Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Stock Basis.

        Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.      STOCKHOLDERS' EQUITY

Common Stock.

        As of May 31, 1999, 14,000,000 shares of the Company's no par value common stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P.. Another 1,656,200 shares were purchased for $130 cash on May 4, 1999 by GMK Family Holdings, L.L.C.

        Effective May 4, 1999 pursuant to the transfer in ownership of 12,740,000 shares of common stock, all Class A and Class B warrants were cancelled as per agreement.

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

Preferred Stock.

        The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

3.      RELATED PARTY TRANSACTIONS.

        Rent is being provided to the Company at no charge. For purposes of financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

        Effective May 4, 1999 control of the Company changed through the issuance of 12,740,000 shares of common stock and as a result, former shareholders of the Company agreed to pay expenses of the Company totaling $11,073 directly related to the transaction.

4.      INCOME TAXES.

        The Company has Federal net operating loss carryforwards of approximately $88,600 expiring in the years 2012, 2013 and 2019.
The tax benefit of these net operating losses, which totals approximately $17,100, has been offset by a full allowance for realization. This carryforward may be limited under IRC Section 381, upon the consummation of a business combination. For the period ended May 31, 1999, the valuation allowance increased by approximately $2,400.

5.      SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES.

        During the years ended May 31, 1999 and 1998, the Company recorded amortization of the organization costs of $60 and $60.

        Similarly, the Company recorded rent expense for the years ended May 31, 1999 and 1998 of $50 per month for a total of $600 and $600.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.


Part III.

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH  SECTION 16(A)
OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name                         Age                   Positions Held
                                                       and Tenure
Gary M. Kornman              55                 Chairman of Board
                                      of Directors since May 1999

W. Ralph Canada, Jr.          43           President and Director
                                                   since May 1999

Vickie A. Walker              40           Treasurer and Director
                                                   since May 1999

Terry O. Reid                 45           Secretary and Director
                                                   since May 1999

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

        The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

        There are no family relationships between any of the directors or officers of the Company.

        The Company's board of directors has not held any formal meetings during the fiscal year ending May 31, 1999.


Biographical Information.

Gary M. Kornman

        Mr. Kornman has been Chief Executive Officer of The Heritage Organization, L.L.C., since March, 1995. He currently serves as Chief Executive Officer of The Heritage Organization, Inc. (since 1986), and President and CEO of Kornman & Associates, Inc. (since 1975). He was President and CEO of The Planning Group, Inc. from 1970 through 1975. The Heritage Organization, L.L.C., provides counseling services to some of America's wealthiest families. Mr. Kornman is also the sole shareholder, officer and director of many other corporations.

        Mr. Kornman earned a Bachelor of Arts from Vanderbilt University in 1965 with concentrations in Business/Economics and Psychology and was a National Merit Scholar. In 1969 he received his Doctor of Jurisprudence from the University of Alabama School of Law and received the American Jurisprudence Award in Estate
Planning, the American Jurisprudence Award in Contracts and the American Jurisprudence Award in Evidence.
He is admitted to practice before the Bar of the State of Alabama, and is a member of the American Bar Association Section of Taxation and Section of Trust, Real Property and Probate.

W. Ralph Canada, Jr.

        Mr. Canada has served as President of The Heritage
Organization, L.L.C., since March, 1995.  He currently serves as
President of Heritage Investments, L.L.C. and Heritage Securities
Corporation, Vice President of the U.S. National Foundation For Anti-Aging & Survival Research and The Institute For Anti-Aging &
Survival, Inc.

        From 1987 through 1994, Mr. Canada was a Partner in the
Dallas office of the law firm of Hopkins & Sutter, where he served as Head of the Litigation Section from 1991 through 1994. He was a Partner in the Dallas office of the Stinson, Mag & Fizzell law firm, and Head of Litigation Section there from April, 1985 to October, 1987.
From February, 1984 to March, 1985, he was Partner in the Rentzel,
Wise & Robertson law firm.  He was Associate in the Litigation
Section of Johnson & Swanson from June, 1979, to January, 1984.
Each of the above-referenced firms were located in Dallas, Texas.

        Mr. Canada received a Bachelor of Arts degree with Major in History in 1976 from the University of Texas at Austin, graduating with Highest Honors. At the University of Texas he was a member of Phi
Beta Kappa and Phi Eta Sigma. He received a Doctor of
Jurisprudence, Cum Laude, from Harvard Law School in 1979. He was Editor-in-Chief of the Harvard Environmental Law Review.

        Mr. Canada is a member of the American Bar Association and the Dallas Bar Association. He is admitted to practice before the Bar in the State of Texas, and is admitted to practice before the United States Court of Appeals for the Fifth Circuit and the United States District Courts for the Northern, Eastern, Western and Southern Districts of Texas.

Vickie A. Walker.

        Ms. Walker has been Secretary-Treasurer and Chief Financial Officer of The Heritage Organization, L.L.C., since March, 1995. She currently serves as Secretary-Treasurer and Chief Financial Officer of The Heritage Organization, Inc., as Secretary-Treasurer and Chief Financial Officer of Kornman & Associates, Inc., as Treasurer of the U.S. National Foundation For Anti-Aging & Survival Research, and as Treasurer of The Institute for Anti-Aging & Survival, Inc. Ms. Walker began her affiliations with the Kornman & Associates, Inc. in June, 1977.

        Ms. Walker supervises an accounting staff comprised of three CPA's and five staff accountants. In addition to her normal finance and accounting duties, she coordinates Contract Drafting and Negotiations, Legal Entities Formation, and Licensing and Filings. Ms. Walker serves on a number of mission critical committees of The Heritage Organization, L.L.C., including Employee Management and Benefits, Aviation and Transportation, and Procurement and Budget.
She is Chairperson for the Executive Management Committee.

Terry Oliver Reid.

        Ms. Reid has been Vice President of Administration for The Heritage Organization, L.L.C. since 1995. She is concurrently Secretary, Treasurer and Executive Representative for Heritage Investments, L.L.C. and Heritage Securities Corporation, Vice President of The Heritage Organization, Inc., Vice President of Kornman & Associates, Inc., Secretary of the U.S. National Foundation For Anti- Aging & Survival Research and Secretary of The Institute for Anti-Aging & Survival, Inc.

        From June, 1980 to May, 1982, Ms. Reid was a Revenue Accountant for Saxon Oil Company. In 1982, she was invited to join the Intergovernmental Affairs staff at The White House under President Reagan. She worked under Vice President George Bush in 1983 on his Domestic Policy staff. In 1984 she served as Budget Director for the Administration Division of Reagan-Bush 84 Campaign at the national headquarters. Upon her return to Dallas in 1985, she worked for Ben Brown, CPA, preparing tax returns. From 1986 through 1989 she was Financial and Administrative Manager for Laurey Peat & Associates, a public relations agency. In 1990 she was appointed as Assistant to the United States Ambassador to Zimbabwe under President Bush. In 1991 she joined The Heritage Organization, Inc., as Assistant to the Chairman and was promoted to Vice
President of Administration in 1994.

        Ms. Reid holds a Bachelor of Accountancy degree from the University of Oklahoma with a minor in Petroleum Land Management.


Compliance With Section 16(a) of the Exchange Act.

        Gary M. Kornman, Vickie A. Walker, W. Ralph Canada and
Terry O. Reid were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the Stock Purchase Agreement (May 4, 1999). To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3. None of such persons was required to file a report on Form
5 for the fiscal year ended May 31, 1999. The Company believes that as of the date of this report on Form 10-KSB, each of such persons had fulfilled all filing requirements as to Forms 3, 4 and 5, for the fiscal year ended May 31, 1999.

        The Company has been advised that as of the date of filing of this report on Form 10-KSB, each of the former officers, directors, and 10% shareholders of the Company has complted a report on Form 5 for the fiscal year ended May 31, 1999, and has mailed the report to the SEC for filing. Each of such reports lists a transaction (the disposition of shares) which should have been reported on Form 4 during the fiscal year, but which was not reported. Each of such reports also reflects that the reporting person is no longer subject to
Section 16 of the Securities Exchange Act of 1934.  The reports on
Form 5, when filed, will have been filed late.


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


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL
OWNERS AND MANAGEMENT.

        The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by persons who hold 5.0% or more of the outstanding Common Stock of the Company.

Name and                Number of Shares               Percent of
Address               Owned Beneficially              Class Owned
Steadfast
Investments, L.P.             11,083,800                 79.17%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas  75244 <F1>

GMK Family
Holdings, L.L.C.               1,656,200                 11.83%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas  75244 <F1>

James T. Edwards               1,249,600                 8.9257%
209 Cargile Lane
Nashville, TN 37205
____________

<F1>Mr. Gary M. Kornman may be deemed to be the beneficial owner of all shares owned of record by Steadfast Investments, L.P., and by GMK Family Holdings, L.L.C.

SECURITY OWNERSHIP OF MANAGEMENT.

        The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers and directors of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

        The person listed is an officer, a director, or both, of the Company.

Name and                Number of Shares               Percent of
Address               Owned Beneficially              Class Owned
Gary M. Kornman               12,740,000                 91%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas  75244 <F1>

W. Ralph Canada, Jr.                   0                 0%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas 75244

Vickie A. Walker                       0                 0%
1683 S. Walker Road
Pleasant View, Tennessee 37146

Terry O. Reid                          0                 0%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas 75244

All directors and executive
officers (4 persons)          12,740,000                 91%

<F1>Mr. Gary M. Kornman may be deemed to be the beneficial owner of all shares owned of record by Steadfast Investments, L.P., and GMK Family Holdings, L.L.C.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

Indemnification of Officers and Directors.

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

Exclusion of Liability.

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

Conflicts of Interest.

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

        Each of the Company's officers and directors also are officers, directors, or both of several other companies, however these entities are not anticipated to be in direct competition with the Company for available opportunities. The former officers, directors and principal shareholders of the Company were parties to a Stock Purchase
Agreement dated April 23, 1999, pursuant to which each of them agreed to sell all of his stock in the Company at a price of approximately $0.2681 per share. The sale of shares pursuant to the Stock Purchase Agreement was contingent upon the prior closing by the Company under the Stock Subscription Agreement.

        Each of the former officers, directors and principal shareholders acquired their shares in the Company for services valued at the equivalent of $0.05 per share. Accordingly, each of them realized a substantial profit from the sale of Shares under the terms of the Stock Purchase Agreement.

        Company management, and the other principal shareholders of the Company, may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

        Mr. Gary M. Kornman is a director and officer of the Company and may be deemed to be the beneficial owner of all shares purchased by Steadfast Investments, L.P., and by GMK Family
Holdings, L.L.C.

        There are no familial relationships between any of the directors or officers of the Company.


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                    Document

3.(i)           Articles of Incorporation (incorporated by reference from
Registration Statement on Form 10-SB/A filed with the Securities and
Exchange Commission on January 10, 1997).

3.(ii)          Bylaws (incorporated by reference from Registration
Statement on Form 10-SB/A filed with the Securities and Exchange
Commission on January 10, 1997).

27.             Financial Data Schedule

99.1 Stock Subscription Agreement (incorporated by reference from Form 8-K filed with the Securities and Exchange
Commission on May 4, 1999).

        (b) On May 6, 1999, a Form 8-K was filed by the Company with the Securities and Exchange Commission which stated (in. Item
1. - Changes In Control Of Registrant) that on May 4, 1999, a change in control of the registrant occurred. On that date, Steadfast Investments, L.P., a Texas limited partnership, and GMK Family Holdings, L.L.C., a Delaware limited liability company, purchased a total of 12,740,000 newly issued shares of common stock from the Company for a purchase price of $1,000 pursuant to a Stock Subscription Agreement. This Stock Subscription Agreement was included as an exhibit (in Item 7. - Financial Statements And Exhibits).


Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BUFFALO CAPITAL III, LTD.

By: /s/ ________________
Gary M. Kornman
(Chairman of Board of Directors)
Date: August 27, 1999

By: /s/ ________________
W. Ralph Canada, Jr.
(President & Director)
Date: August 27, 1999

By: /s/ ________________
Terry O. Reid
(Secretary & Director)
Date: August 27, 1999

By: /s/ ________________
Vickie A. Walker
(Treasurer & Director)
Date: August  27, 1999