Form 10QSB
period 1999-08-31
BUFFALO CAPITAL III LTD
filed 1999-10-15
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-21951

BUFFALO CAPITAL III, LTD.
(Name of small business in its charter)

Colorado                                         84-1356383
(State or other                          (IRS Employer Id.  No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 800, East Tower
Dallas,  Texas                                            75244
(Address of Principal Office)                             Zip Code

Issuer's telephone number:    (972) 991-0001

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 1, 1999, the following shares of common were outstanding: Common
Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended August 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


BUFFALO CAPITAL III, LTD.
(A Development Stage Company)
FINANCIAL STATEMENTS


Quarter Ended August 31, 1999
Buffalo Capital III, Ltd.
(A Development Stage Company)

Index to Financial Statements
Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements


Buffalo Capital III, Ltd.
(A Development Stage Company)
BALANCE SHEET
August 31, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                   3,467
OTHER ASSETS:
Organizational costs (net
of amortization)                              120

TOTAL ASSETS                                3,587

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                0
Proceeds from Note Payable
 from Stockholder                           5,000

TOTAL CURRENT LIABILITIES                   5,000

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
14,000,000 shares issued and
outstanding                                 8,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                0
Additional paid-in capital                 80,408
Deficit accumulated during the
 development stage                       (90,321)
Total stockholders' equity                  3,587

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        3,587

The accompanying notes are an integral part of these financial statements. Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE MONTHS ENDED August 31, 1999 AND 1998, AND
FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH AUGUST 31, 1999
(unaudited)

                              Period from            Three           Three
                                Inception           months          months
                                (8/28/96)            ended           ended
                                  8/31/99          8/31/98         8/31/99
REVENUE                                 -                -               -

EXPENSES
Legal and
 professional                      23,065            1,396            1936
Amortization                          180               15              15
Bank charges                          103                -              17
Rent                                1,800              150             150
Licenses and
 Permits                               80                -              25
Consulting
 Fees                              62,800                -               -
Director fees                         200                -               -
Office expense                      2,093              136              22

TOTAL EXPENSES                     90,321            1,697           2,165

NET LOSS                         (90,321)          (1,697)         (2,165)

Accumulated deficit
 Balance,
beginning of period                     -         (88,624)        (76,111)
 Balance,
 end of period                   (90,321)         (90,321)        (78,276)
NET LOSS
 PER SHARE                       (0.017)         (0.017)              (.06)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                     5,448,493        5,448,493       1,260,000

The accompanying notes are an integral part of these financial statements.

Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED
AUGUST 31, 1999 AND 1998, AND FOR THE PERIOD FROM AUGUST 28,
1996 THROUGH February 28, 1999
(unaudited)

                      Period from           Three                    Three
                        Inception          months                   months
                        (8/28/96)           ended                    ended
                       to 8/31/99         8/31/99                  8/31/98
OPERATING ACTIVITIES:

NET LOSS                 (90,322)         (1,698)                  (2,165)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization                  180              15                       15
Rent Expense                1,800             150                      150
Expenses paid
 by shareholders           15,609               0                    2,284
Stock issued for
 directors fees            59,960               0                        0
Stock issued for
 consulting fees            3,040               0                        0
Changes in Current
 liabilities                    0               0                    (323)

Net cash provided
by operating
activities                (9,733)         (1,533)                     (39)

INVESTING ACTIVITIES:

Organization costs          (300)               0                        0

Net cash provided
by investing
activities                  (300)               0                        0

FINANCING ACTIVITIES:

Issuance of
 common stock               8,500               0                        0
Proceeds from Note
 Payable from
 Stockholder                5,000           5,000                        0

Net cash provided
by financing
activities                 13,500           5,000                        0

Net cash increase
 (decrease)                 3,467           3,467                     (39)

NET CASH
Beginning of Period             0               0                      103

NET CASH
End of Period               3,467           3,467                       64

The accompanying notes are an integral part of these financial statements.

Buffalo Capital III, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 1999

NOTE 1.  Basis of Presentation

The information included in the financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company

Buffalo Capital III, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its office is located at the office of its President at 5001 Spring Valley Road, Suite 800, East Tower, Dallas, Texas 75244.

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

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Changes in Classification
Classification changes in 1998 financial statement data were made in order to conform to the current year presentation.

NOTE 2.  STOCKHOLDERS EQUITY

Common Stock
As of August 31, 1999, 14,000,000 shares of the Company's no par value common stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P.. Another 1,656,200 shares was purchased for $130 cash on May 4, 1999 by GMK Family Holdings, L.L.C.

Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value per share. The
Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.


NOTE 3.  RELATED PARTY TRANSACTIONS

Rent is being provided to the Company at no charge. For purposes of financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

The Company was loaned $5000 from Steadfast Investments, L.P., a principal shareholder, to cover expenses. This is shown as Proceeds from Note Payable from Stockholder.

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

As mentioned in Note 3, the Company has incurred $1,800 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $180.

NOTE 5.  INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $90,300 expiring in the years 2012, 2013 and 2019. The tax benefit of these net operating losses, which totals approximately $17,500, has been offset by a full allowance for realization. This carryforward may be limited under IRC Section 381, upon the consummation of a business combination.

NOTE 6.   SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

During the periods ended August 31, 1999 and 1998, the Company recorded amortization of the organization costs of $15 and $15.

Similarly, the Company recorded rent expense for the periods ended August 31, 1999 and 1998 of $50 per month for a total of $150 and $150.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $5,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended August 31, 1999, reflects a total asset value of $3587.

        The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans from shareholders or third parties to pay expenses at least until it is able to consummate a business combination.

Results of Operations.

        During the period from August 28, 1996 (inception) through
August 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $90,321.

As of the end of its first quarter ending August 31, 1999, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning the business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity. The Company's immediate business plan is to pursue this possible business combination transaction. The predicted time frame and methodology of this possible business combination transaction, as of the date of this filing, has not been determined. The business combination transaction is considered possible but not probable. Should this transaction not occur, the Company shall continue with its previous business plan to seek, investigate and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings

        The Company experienced a net loss of $1,697 for the first quarter, compared with a loss of $39 for the same quarter of the previous fiscal year. The loss during the first quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBIT 27 - FINANCIAL DATA SCHEDULE
        (b) There were no reports on Form 8-K filed during the quarter ended August 31, 1999.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL III, LTD.
(Registrant)

Date:  October 15, 1999


By: /s/___________________________
        Gary M. Kornman
        Chairman of the Board