Form 10QSB
period 1999-11-30
BUFFALO CAPITAL III LTD
filed 2000-01-14
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-21951

                                 THE HERITAGE ORGANIZATION, INC.
                             (Name of small business in its charter)

Colorado                           84-1356383
(State or other               (IRS Employer Id. No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 800, East Tower
Dallas, Texas                                    75244
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (972) 991-0001

Buffalo Capital III, Ltd.
(former name of small business)

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

Applicable only to corporate issuers




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 1999, the following shares of common were outstanding: Common
Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended November 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                                 THE HERITAGE ORGANIZATION, INC.
                                  (A Development Stage Company)
                                      FINANCIAL STATEMENTS


                                 Quarter Ended November 30, 1999

Index to Financial Statements:                                   [C]
Balance Sheet                                                      5
Statement of Loss and Accumulated Deficit                          6
Statements of Cash Flow                                            8
Notes to Financial Statements                                     10

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
November 30, 1999
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 3,256
OTHER ASSETS:
Organizational costs (net
of amortization)                                            105

TOTAL ASSETS                                              3,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                              0
Proceeds from Note Payable
 from Stockholder                                         5,000

TOTAL CURRENT LIABILITIES                                 5,000

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
14,000,000 shares issued and,
outstanding                                               8,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                              0
Additional paid-in capital                               80,559
Deficit accumulated during the
 development stage                                     (90,698)
Total stockholders' equity                              (1,639)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                      3,361

The accompanying notes are an integral part of these financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998, AND
FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH NOVEMBER 30, 1999
Page 1 of 2 (unaudited)

                                 Period from                Six                 Six
                                  Inception              months              months
                                   (8/28/96)              ended               ended
                                 to 11/30/99          11/30/99           11/30/98
REVENUE                                     -                 -                   -

EXPENSES
Legal &
 professional                         23,277              1,608               4,232
Amortization                             195                 30                  30
Bank charges                             103                  -                  35
Rent                                   1,950                300                 300
Licenses &
 Permits                                  80                  -                   -
Consulting
 Fees                                 62,800                  -                   -
Director fees                            200                  -                   -
Office expense                         2,093                136                  48

TOTAL EXPENSES                        90,698              2,074               4,645

NET LOSS                            (90,698)            (2,074)             (4,645)

Accumulated deficit
 Balance,
 beginning of period                       -           (88,624)            (76,111)
 Balance,
 end of period                      (90,698)           (90,698)            (80,756)
NET LOSS
 PER SHARE                      (0.065)              (.0065)            (.065)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                        9,353,151          9,353,151           1,260,000

The accompanying notes are an integral part of these financial statements.


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998, AND
FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH NOVEMBER 30, 1999
Page 2 of 2 (unaudited)

                                                          Three               Three
                                                         months              months
                                                          ended               ended
                                                      11/30/99           11/30/98
REVENUE                                                       -                   -

EXPENSES
Legal &
 professional                                               212               2,296
Amortization                                                 15                  15
Bank charges                                                  -                  18
Rent                                                        150                 150
Licenses &
 Permits                                                      -                   -
Consulting
 Fees                                                         -                   -
Director fees                                                 -                   -
Office expense                                                -                   1

TOTAL EXPENSES                                              377               2,480

NET LOSS                                                  (377)             (2,480)

Accumulated deficit
 Balance,
 beginning of period                                   (90,321)            (78,276)
 Balance,
 end of period                                         (90,698)            (80,756)
NET LOSS
 PER SHARE                                           (.0065)            (.065)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                           9,353,151           1,260,000

The accompanying notes are an integral part of these financial statements.


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
NOVEMBER 30, 1999 AND 1998, AND FOR THE PERIOD FROM
AUGUST 28, 1996 THROUGH NOVEMBER 30, 1999
(unaudited)

                                 Period from                Six                 Six
                                   Inception             months              months
                                   (8/28/96)              ended               ended
                                 to 11/30/99           11/30/99            11/30/98

OPERATING ACTIVITIES:

NET LOSS                            (90,698)            (2,074)             (4,645)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization                             195                 30                  30
Rent Expense                           1,950                300                 300
Expenses paid
 by shareholders                      15,609                  0               4,467
Stock issued for
 directors fees                       59,960                  0                   0
Stock issued for
 consulting fees                       3,040                  0                   0
Changes in Current
 liabilities                               0                  0               (209)

Net cash provided
by operating
activities                           (9,944)            (1,744)                (57)

INVESTING ACTIVITIES:

Organization costs                     (300)                  0                   0

Net cash provided
by investing
activities                             (300)                  0                   0

FINANCING ACTIVITIES:

Issuance of

 common stock                          8,500                  0                   0
Proceeds from Note
 Payable from
 Stockholder                           5,000              5,000                   0
Net cash provided
by financing
activities                            13,500              5,000                   0

Net cash increase
 (decrease)                            3,256              3,256                (57)

NET CASH
Beginning of Period                        0                  0                 103

NET CASH
End of Period                          3,256              3,256                  46

The accompanying notes are an integral part of these financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 1999

NOTE 1.  Basis of Presentation

The information included in the financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development Stage Company

THE HERITAGE ORGANIZATION, INC. (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. Its office is located at the office of its President at 5001 Spring Valley Road, Suite 800, East Tower, Dallas, Texas 75244.

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

NOTE 2.  STOCKHOLDERS' EQUITY

Common Stock
As of November 30, 1999, 14,000,000 shares of the Company's no par value common stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P. Another 1,656,200 shares was purchased for $130 cash on May 4, 1999 by GMK Family Holdings, L.L.C.

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

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

As mentioned in Note 3, the Company has incurred $1,950 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $195.

NOTE 5.  INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $90,700 expiring in the years 2012, 2013 and 2019. The tax benefit of these net operating losses, which totals approximately $18,000, has been offset by a full allowance for realization. This carryforward may be limited under IRC Section 381, upon the consummation of a business combination.

NOTE 6.   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

During the periods ended November 30, 1999 and 1998, the Company recorded amortization of the organization costs of $15 and $15.

Similarly, the Company recorded rent expense for the periods ended November 30, 1999 and 1998 of $50 per month for a total of $150 and $150.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $5,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended November 30, 1999, reflects a total asset value of $3,361.

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

Results of Operations.

During the period from August 28, 1996 (inception) through November
30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended.
No revenues were received during this period, and the Company experienced a cumulative net loss of $90,699.

As of the end of its second quarter ending November 30, 1999, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning the business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast
Investments, L.P., the principal owner of The Heritage Organization, L.L.C., or any other entity. The Company's immediate business plan is to pursue this possible business combination transaction. The predicted time frame and methodology of this possible business combination transaction, as of the date of this filing, has not been determined. The business combination transaction is considered possible, but not probable. Should this transaction not occur, the Company shall continue with its previous business plan to seek, investigate and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company experienced a net loss of $377 for the second quarter, compared with a loss of $2,480 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.


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

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed Restated and Amended Articles of Incorporation on January 3, 2000. These Restated Articles provide for a new class of stock, Class B Common Stock which shall have the same rights, preferences and limitations as the current Common Stock, except that each share of Class B Common Stock shall have 10,000 votes per share. The holders of Class B Common Stock also have the pre-emptive right to purchase, at their par value, additional shares of Class B Common Stock in order to maintain the same relative voting power in the Company upon the issuance of any additional shares of Common Stock of the Company to any other stockholder or upon the issuance of any shares of Common Stock of the Company to any new stockholder.
The authorization of the Class B Voting Stock will have an effect on the holders of Common Stock and Preferred Stock, in that the voting power of the holders of Common Stock and Preferred Stock will be diluted because Preferred Stock and Common Stock is only entitled to one vote
per share.   In addition, the Restated Articles of Amendment provide that no pre-emptive rights shall exist for the stockholders except that the stockholders of Class B Common Stock shall have the pre-emptive right to purchase, at their par value, additional shares of Class B Common


Stock in order to maintain the same relative voting power in the Company upon the issuance of any additional shares of Common Stock of the Company to any other stockholder or upon the issuance of any shares of Common Stock of the Company to any new stockholder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

On November 30, 1999, a special meeting of the shareholders occurred.
At this meeting, the shareholders voted to change the name of the Company from Buffalo Capital III, Ltd. to The Heritage Organization, Inc. and to file restated Articles of Incorporation with the Colorado Secretary of State. The new Articles of Incorporation change the Company's name from Buffalo Capital III, Ltd. to The Heritage Organization, Inc. and provide for a third class of stock, Class B Common Stock, which shall have 10,000 votes per share, but otherwise shall have equal rights and privileges as Common Stock. The new Articles of Incorporation also will change the number of authorized Common Stock of the Company from 100,000,000 to 99,000,000, and authorize 1,000,000 of the new Class
B Common Stock. The amount of Preferred Stock authorized shall continue to be 10,000,000 shares. The restated Articles of Incorporation also change other provisions from the original Articles of Incorporation.

At this meeting, 12,740,000 shares were cast in favor of changing the name of the Company to The Heritage Organization, Inc. and to restate the Articles of Incorporation as described above. No votes were cast against the measure and no votes abstained.

ITEM 5.  OTHER INFORMATION

As reported in item 4, above, the company has changed its name from Buffalo Capital III, Ltd. to The Heritage Organization, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Exhibits listed below are filed as part of this Registration
Statement.

Exhibit
No.                            Document
3.1                     Articles of Incorporation
27                                 Financial Data Schedule


     There were no reports on Form 8-K filed during the quarter ended November 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  January 14, 2000



By: /s/___________________________
     Gary M. Kornman
     Chairman of the Board


                             U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   0-21951

                                 THE HERITAGE ORGANIZATION, INC.
                             (Name of small business in its charter)

Colorado                           84-1356383
(State or other               (IRS Employer Id. No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 800, East Tower
Dallas, Texas                                    75244
(Address of Principal Office)        Zip Code

Issuer's telephone number:    (972) 991-0001

Buffalo Capital III, Ltd.
(former name of small business)

EXHIBIT INDEX


Exhibit
No.                            Document
3.1                     Articles of Incorporation
27                        Financial Data Schedule


EXHIBIT 3.1 -  ARTICLES OF INCORPORATION OF THE HERITAGE
ORGANIZATION, INC.

AMENDED & RESTATED

ARTICLES OF INCORPORATION

OF

THE HERITAGE ORGANIZATION, INC.

I, the undersigned President of Buffalo Capital III, Ltd., do hereby set forth the Amended and Restated Articles of Incorporation of Buffalo Capital III, Ltd.:

ARTICLE I

NAME
     The name of the Corporation is changed to The Heritage Organization, Inc.

ARTICLE II

ADDRESS AND AGENT
     The address of the Corporation's registered office in the State of Colorado is 1675 Broadway, Suite 1200, Denver, Colorado 80202, and the name of its registered agent at such address is The Corporation Company of Colorado. The address of the Corporation s principal office is Suite 800, East Tower, 5001 Spring Valley Road, Dallas, Texas 75244.

ARTICLE III

PURPOSE
     The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the Colorado Revised Statutes.

ARTICLE IV

CAPITAL STOCK
     4.1 The aggregate number of shares of Capital Stock that the Corporation shall have the authority to issue is one hundred ten million (110,000,000) shares of Capital Stock, of which (a) ninety nine million (99,000,000) shares shall be Common Stock, having a $0.00001 par value per share (called and referred to herein as the "Common Stock"), (b) one million (1,000,000) shares shall be Class B Common Stock, having a $0.00001 par value per share (called and referred to herein as the "Class B Common Stock") and (c)


ten million (10,000,000) shares shall be Preferred Stock, having a $0.00001 par value per share (called and referred to herein as the "Preferred Stock")

     4.2 The Board of Directors of the Corporation is hereby expressly vested with authority to issue up to 99,000,000 shares of the Common Stock, up to 1,000,000 shares of the Class B Common Stock and up to 10,000,000 shares of Preferred Stock from time to time.

     4.3 The following is a statement of the designations, powers, preferences, rights, qualifications, limitations and/or restrictions in respect of the classes of stock of the Corporation and of the authority with respect thereto expressly vested in the Board of Directors of the
Corporation:

     I.   Common Stock:

          A. Each share of Common Stock of the Corporation shall have identical rights and privileges in every respect to any other shares of Common Stock. The holder of each share of Common Stock shall be entitled to vote upon all matters submitted to a vote of the stockholders of the Corporation and shall be entitled to one (1) vote for each share of Common Stock held.

          B. Subject to the prior rights and preferences, if any, applicable to shares of the Preferred Stock or any series thereof, the holders of shares of the Common Stock shall be entitled to receive such dividends (payable in cash, stock, or otherwise) as may be declared by the Board of Directors at any time or from time to time out of any funds legally available therefor.

          C. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock or any series thereof, the holders of shares of the Common Stock and Class B Common Stock shall be entitled to receive, equally for each share, all of the remaining assets of the Corporation available for distribution to its stockholders, ratably in proportion to the number of shares of Common Stock and Class B Common Stock held by them. A liquidation, dissolution, or winding up of the Corporation, as such terms are used in this Section 4.3, shall not be deemed to be occasioned by or to include any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, lease, exchange, or conveyance of all or a part of the assets of the Corporation.

          D. Except as otherwise provided in this Article IV, the Common Stock and the Class B Common Stock shall have equal rights and privileges and shall be treated equally. Such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on both the Common Stock and the Class B Common
Stock alike, from time to time out of any funds legally available therefor. The declaration and payment of dividends on the Common Stock and on the Class B Common Stock, and the amount thereof, shall at all times be solely in the discretion of the Board of Directors of the Corporation.

     II.  Class B Common Stock

          A. Each share of Class B Common Stock of the Corporation shall have identical rights and privileges in every respect to any other shares of Class B Common Stock. The holder of each share of Class B
Common Stock shall be entitled to vote, along with the holders of the shares of Common Stock, upon all matters submitted to a vote of the stockholders of the Corporation and shall be entitled to ten thousand (10,000) votes for each share of Class B Common Stock held.

          B. Subject to the prior rights and preferences, if any, applicable to shares of the Preferred Stock or any series thereof, the holders of shares of the Class B Common Stock shall be entitled to receive such dividends (payable in cash, stock, or otherwise) as may be declared by the Board of Directors at any time or from time to time out of any funds legally available therefor.

          C. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock or any series thereof, the holders of shares of the Common Stock and Class B Common Stock shall be entitled to receive, equally for each share, all of the remaining assets of the Corporation available for distribution to its stockholders, ratably in proportion to the number of shares of Common Stock and Class B Common Stock held by them. A liquidation, dissolution, or winding up of the Corporation, as such terms are used in this Section 4.3, shall not be deemed to be occasioned by or to include any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, lease, exchange, or conveyance of all or a part of the assets of the Corporation.

          D. Except as otherwise provided in this Article IV, the Common Stock and the Class B Common Stock shall have equal rights, privileges and shall be treated equally. Such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on both the Common Stock and the Class B Common
Stock alike, from time to time out of any funds legally available therefor. The declaration and payment of dividends, if any, on the Common Stock and on the Class B Common Stock, and the amount thereof, shall at all times be solely in the discretion of the Board of Directors of the Corporation.

     III. Preferred Stock

          A. Shares of the Preferred Stock may be issued from time to time in one or more series, the shares of each series to have such designations,



powers, preferences, rights, qualifications, limitations and/or restrictions, including voting rights, as shall be stated and expressed herein or in a resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Corporation. Each such series of Preferred Stock shall be designated so as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is hereby expressly authorized, subject to the limitations provided by law and herein by these Articles, to establish and designate series of the Preferred Stock, to fix the number of shares constituting each series, and to fix the designations, powers, preferences, rights, qualifications, limitations and/or restrictions, including voting rights, of the shares of each series and the variations of the relative rights and preferences as between series, and to increase and to decrease the number of shares constituting each series, provided that the Board of Directors may not decrease the number of shares within a series theretofore fixed below the number of shares within such series that is then issued. The relative designations, powers, preferences, rights, qualifications, limitations and/or restrictions may vary between and among series of Preferred Stock in any and all respects so long as all shares of the same series are identical in all respects, except that shares of any such series issued at different times may have different dates from which dividends thereon cumulate. The authority of the Board of Directors of the Corporation with respect to each series shall include, but shall not be limited to, the authority to determine the following:

     (1)  The designation of such series;

     (2) The number of shares initially constituting such series;

     (3) The rate or rates and the times at which dividends on the shares of such series shall be paid, the periods in respect of which dividends are payable, the conditions upon such dividends, the relationship and preferences, if any, of such dividends to dividends payable on any other class or series of stock, whether or not such dividends shall be cumulative, partially cumulative, or noncumulative, if such dividends shall be cumulative or partially cumulative, the date or dates from and after which, and the amounts in which, they shall accumulate, whether such dividends shall be share dividends, cash or other dividends, or any combination thereof, and if such dividends shall be payable in shares of the same or any other class or series of Capital Stock, other than Class
B Common Stock, of the Corporation (whether now or hereafter authorized), or any combination thereof and the other terms and conditions, if any, applicable to dividends on shares of such series;

     (4) Whether or not the shares of such series shall be redeemable at the option of the Corporation or the holder thereof or upon the happening of a specified event, and if such shares shall be redeemable, the terms and conditions of such redemption, including but not limited to the date or dates upon or after which such shares shall be redeemable, the amount per share which shall be payable upon such redemption, which amount may vary under different conditions and at different redemption dates, and whether such amount shall be payable in cash, property, or rights, including securities of the Corporation, other than Class B Common Stock, or another corporation;

     (5) The rights of the holders of shares of such series (which may vary depending upon the circumstances or nature of such liquidation, dissolution, or winding up) in the event of the voluntary of involuntary liquidation, dissolution, or winding up of the Corporation and the relationship or preference, if any, of such rights to rights of holders of stock of any other class or series. A liquidation, dissolution, or winding up of the Corporation, as such terms are used in this subparagraph (5), shall not be deemed to be occasioned by or to include any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, lease, exchange, or conveyance of all or a part of the assets of the Corporation;

     (6) Whether or not the shares of such series shall have voting powers and, if such shares shall have such voting powers, the terms and conditions thereof, including, but not limited to, whether the Preferred Stock shall have no voting rights or no more than one (1) vote per share; provided, however, that the right to cumulate votes for the election of Directors is expressly denied and prohibited. Furthermore any voting rights granted to any Preferred Stock are subordinate to the provisions of
Article VI;

     (7) Whether or not a sinking fund shall be provided for the redemption of the shares of such series and, if such a sinking fund shall be provided, the terms and conditions thereof;

     (8) Whether or not a purchase fund shall be provided for the shares of such series and, if such a purchase fund shall be provided the terms and conditions thereof;

     (9) Whether or not the shares of such series shall be convertible into or exchangeable for, at the option of either the Corporation or the holder or upon the happening of a specified event, stock of any other class or series or any other securities of the Corporation other than Class B
Common Stock, and, if such shares shall be so convertible or exchangeable, the terms and conditions of conversion or exchange, including but not limited to any provision for the adjustment of the conversion or exchange rate or the conversion or exchange price; and



     (10) Any other preferences, limitations, and relative rights as shall not be inconsistent with the provisions of this Article IV or the limitations provided by law.

     B. Except as otherwise required by law, the holders of shares of Preferred Stock and all series thereof who are entitled to vote shall vote together with the holders of shares of Common Stock and Class B
Common Stock, and not separately by class.

     C. The Board of Directors of the Corporation is hereby expressly empowered, subject to the limitations provided by law, to authorize the Corporation to pay share dividends on any class or series of Capital Stock of the Corporation (whether now or hereafter authorized) payable in shares of the same class or series of Capital Stock of the Corporation (whether now or hereafter authorized).

     4.4 Other Provisions Relating to the Capital Stock. Subject to the provisions of Article VI, shares of Preferred Stock of any class or series may be issued with either one (1) vote per share or with no voting powers, and such designations, preferences and relative participating, option or special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted by the Board of Directors. Any of the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of any such class or series of stock may be made dependent upon facts ascertainable outside the resolution or resolutions of the Board of Directors providing for the issue of such stock by the Board of Directors, provided the manner in which such facts shall operate upon the voting powers, designations, preferences, rights and qualifications, limitations or restrictions or such class or series is clearly set forth in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors. Shares of Common Stock, Class B Common Stock and/or Preferred Stock reacquired by the Corporation shall no longer be deemed outstanding and shall have no voting or other rights unless and until reissued. Shares reacquired by the Corporation may be canceled and restored to the status of authorized and unissued stock by action of the Board of Directors.

     4.5  Options, Warrants & Debentures. Subject to the provisions of
Article VI, the Corporation shall have authority to issue options, warrants and debentures convertible into or exercisable for authorized Common
Stock and/or Preferred Stock, but not for Class B Common Stock, of the Corporation as set forth in such option, warrant or debenture. The terms of the options, warrants and debentures, including all rights and preferences, shall be as specified in the resolution or resolutions adopted by the Board of


Directors designating such options, warrants and debentures, which resolution or resolutions the Board of Directors is hereby expressly authorized to adopt.

     4.6 Voting. Approval of the stockholders for any matter submitted to a vote of the stockholders may be obtained in either of the following manners:

          (A) Stockholder Meetings. The affirmative vote of greater than fifty percent (50%) (or greater percentage, if a greater percentage is required by these Articles or the By-Laws) of the stockholders present at any meeting at which there is a quorum shall be required to approve any matter submitted to a stockholder vote at such meeting. At all meetings of the stockholders of the Corporation in which matters are submitted to a vote of the stockholders, one-third of the shares entitled to vote on matters eligible for a vote of the stockholders shall constitute a quorum for purposes of voting at such meeting. Such shares may be represented by person or by proxy.

          (B) Written Consents. Unless otherwise ordered by a court of competent jurisdiction, any action submitted to a vote of the stockholders may be approved by the unanimous written consent of those shares entitled to vote on such matter, with no formal meeting required. Such written consent may be executed in as many counterparts as may be convenient or required. It shall not be necessary that the signature of, or on behalf of, each party, or that the signature of all persons required to bind any party, appear to each counterpart. All counterparts shall collectively constitute a single instrument. A photocopy, a facsimile, and/or a photocopy of a facsimile of any signature shall be as valid as an original.

ARTICLE V

PERPETUAL EXISTENCE
     The Corporation is to have perpetual existence.

ARTICLE VI

PRE-EMPTIVE RIGHTS
     No stockholder of Common Stock or Preferred Stock shall have any pre-emptive right to purchase shares of the Corporation except that the stockholders of Class B Common Stock shall have the pre-emptive right to purchase, at their par value, additional shares of Class B Common Stock of the Corporation in order to maintain the same relative voting power in the Corporation upon the issuance of any additional shares of Capital Stock of the Corporation to any other stockholder or upon the issuance of any shares of Capital Stock of the Corporation to any new stockholder.

ARTICLE VII

DIRECTORS
     7.1 Designations. The governing board of the Corporation shall be styled as a "Board of Directors," and any member of said Board shall be styled as a "Director".

     7.2 Powers and Acts of the Directors. All corporate powers of the Corporation shall be exercised by the Board of Directors except as otherwise provided herein, by the By-Laws of the Corporation or by law. In the event of a conflict between the terms, powers, and conditions of these Articles and the By-Laws of the Corporation as determined by the Directors, these Articles shall control and take precedence over the By-Laws. In furtherance, not in limitation, of the powers conferred by statute and by law, the Board of Directors is expressly authorized:

          (A) To fix, determine and vary from time to time the amount to be maintained as surplus and the amount or amounts to be set apart as working capital.

          (B) To set apart out of any of the funds of the Corporation legally available for dividends a reserve or reserves for any proper purposes and/or to abolish any such reserve or reserves in the manner in which created.

          (C) To make, amend, alter, change, add to or repeal By-laws of the Corporation, without any action on the part of the stockholders.



          (D) To authorize and cause to be executed mortgages and liens, with or without limit as to amount, upon the real or personal property of the Corporation.

          (E) From time to time to determine, whether and to what extent, at what time and place and under what conditions and regulations the accounts and books of the Corporation, or any of them, shall be open to the inspection of any stockholder, and no stockholder shall have any right to inspect any account or book or document of the Corporation except as conferred by statue or the By-Laws of the Corporation or as authorized by a resolution of the Board of Directors.

          (F) To authorize the payment of compensation to the Directors for services to the Corporation, including fees and expenses for attendance at meetings of the Board of Directors, and Executive
Committee and other committees and/or salaries for serving as such Directors or committee members, and to determine the amount of such compensation.

          (G) From time to time to formulate, establish, promote and carry out, and to amend, alter, change, revise, recall, repeal or abolish, a plan or plans for the participation by all or any of the employees, including Directors and officers, of the Corporation, or of any corporation, partnership, limited liability company, company, association, trust or organization in which or in the welfare of which the Corporation has any interest, and those actively engaged in the conduct of the Corporation's business in the profits, gains or business of the Corporation's legitimate expenses and for the furnishing to such employee, Directors, officers or persons or any of them, at the Corporation's expense, medical services, insurance against accident, sickness or death, pensions during old age, disability or unemployment, education, housing, social services, recreation or other similar aids for their relief or general welfare, in such manner and upon such terms and conditions as the Board of Directors shall determine.

          (H) From time to time to formulate, establish and carry out, and to amend, alter, change, revise, recall, repeal or abolish, a plan or plans providing for the purchase of shares of Common Stock, but not Class B Common Stock, of the Corporation by, or for the granting of options or other rights to purchase shares of Common Stock, but not Class B Common Stock, of the Corporation to, or for the issuance of shares of Common Stock, but not Class B Common Stock, of the Corporation to, all or any of the officers and other employees of the Corporation, upon such terms and conditions and for such consideration as the Board of Directors may determine in good faith to be fair and reasonable.

          (I) By a majority of the whole Board to designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. The By-Laws of the Corporation may provide that in the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, or lease or exchange or all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-Laws of the Corporation to expressly so provide, and no such committee shall have the power of authority to declare a dividend or to authorize the issuance of stock.

     7.3 Number, Election and Terms of Directors. The business and affairs of the Corporation shall be managed by a Board of Directors, which, subject to the rights of holders of shares of any class or series of Preferred Stock of the Corporation then outstanding to elect additional Directors under specified circumstances, shall consist of not less than one nor more than nine persons. The number of members constituting the current Board of Directors is four. The exact number of Directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by either (i) the Board of Directors pursuant to a written resolution adopted by a majority of the entire Board of Directors or (ii) the affirmative vote of the holders of more than fifty percent (50%) of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors voting together as a single class. Such affirmative vote of the stockholders may be made at a meeting of the stockholders or by written consent of the stockholders as provided in Section 4.6.

     7.4 Stockholder Nomination of Director Candidates. Notice of nominations by stockholders for the election of Directors shall be at least 30 days in advance of the date of the next annual meeting of stockholders. Such notice shall be sufficient if given within 30 days prior to the month and day on which the annual meeting was held during the previous year.

     7.5 Newly-Created Directorships and Vacancies. Subject to the rights of the holders of any series of any Preferred Stock then outstanding, newly-created Directorships resulting from any increase in the authorized number of Directors and any vacancies in the Board of Directors resulting from the death, resignation, retirement, disqualification, removal from office or other cause may be filled by a majority vote of the Directors then in office even though less than a quorum, or by a sole remaining Director.

     7.6 Removal. Subject to the rights of the holders of any series of any Preferred Stock then outstanding, any Director or the entire Board of Directors, may be removed from office at any time, with or without cause, by the affirmative vote of the holders at least two-thirds of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors, voting together as a single class. Such affirmative vote may be made at a meeting of the stockholders or by written consent of the stockholders as provided in Section 4.6.

     7.7 Amendment, Repeal, etc. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of more than fifty percent (50%) of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors, voting together as a single class, shall be required to alter, amend or adopt any provision inconsistent with or repeal this Article VII, or to alter, amend, or adopt any provision inconsistent with or repeal comparable sections of the By-Laws of the Corporation. Such affirmative vote may be made at a meeting of the stockholders or by written consent of the stockholders as provided in Section 4.6.

     7.8 Voting of the Directors. Approval of the Directors of any matter may be obtained in either of the following manners:


          (A) Director Meetings. The affirmative vote of a majority of the Directors present at any meeting at which there is a quorum shall be required to approve any matter submitted to a vote of the Directors at such meeting. At all meetings of the Directors of the Corporation in which matters are submitted to a vote of the Directors, a majority of the number of the Directors then serving shall constitute a quorum for purposes of voting at such meeting..

          (B) Written Consents. Any action requiring a vote of the Directors may be approved by the unanimous written consent of the Directors then serving, with no formal meeting required. Such written consent may be executed in as many counterparts as may be convenient or required. It shall not be necessary that the signature of, or on behalf of, each party, or that the signature of all persons required to bind any party, appear to each counterpart. All counterparts shall collectively constitute a single instrument. A photocopy, a facsimile, and/or a photocopy of a facsimile of any signature or counterpart shall be as valid as an original.

     7.9 Vote of the Stockholders. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of more than fifty percent (50%) of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors, voting together as a single class, shall be required to alter, amend or adopt any provision inconsistent with or repeal any action of the Board of Directors. Such affirmative vote may be made at a meeting of the stockholders or by written consent of the stockholders as provided in Section 4.6.

ARTICLE VIII

ASSESSMENTS
     No stock, whether paid up or issued as fully paid, shall be subject to assessment to pay the debts of the Corporation.

ARTICLE IX

BUSINESS CONDUCT AND MANAGEMENT OF THE
CORPORATION
The following provisions are inserted for the management of the business and for the conduct of the affairs of the Corporation, and the same are in furtherance of and not in limitation or exclusion of the powers conferred by law.

                    (a) Conflicting Interest Transactions. As used in this paragraph, "conflicting interest transaction" means any of the following:
(i) a loan or other assistance by the Corporation to a Director of the Corporation or to an entity in which a Director of the Corporation is a Director or officer or has a financial interest; (ii) a guaranty by the Corporation of an obligation of a Director of the Corporation or of an obligation of an entity in which a Director of the Corporation is a Director or officer or has a financial interest; or (iii) a contract or transaction between the Corporation and a Director of the Corporation or between the Corporation and an entity in which a Director of the Corporation is a Director or officer or has a financial interest. No conflicting interest transaction shall be void or voidable, be enjoined, be set aside, or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the Corporation, solely because the conflicting interest transaction involves a Director of the Corporation or an entity in which a Director of the Corporation is a Director or officer or has a financial interest, or solely because the Director is present at or participates in the meeting of the Corporation's board of Directors or of the committee of the Board of Directors which authorized, approves or ratifies a conflicting interest transaction, or solely because the Director's vote is counted for such purpose if: (A) the material facts as to the Director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes, approves or ratifies the conflicting interest transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors are less than a quorum;
or (B) the material facts as to the Director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the stockholders entitled to vote thereon, and the conflicting interest transaction is specifically authorized, approved or ratified in good faith by a majority vote of the stockholders, whether at a meeting of the stockholders or by their written consent; or (C) a conflicting interest transaction is deemed fair as to the Corporation as of the time it is authorized, approved or ratified by a majority of the Board of Directors, a committee thereof, or the stockholders. Common or interested
Directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes,


approves or ratifies the conflicting interest transaction.

                    (b) Loans and Guaranties for the Benefit of Directors. Neither the Board of Directors nor any committee thereof shall authorize a loan by the Corporation to a Director of the Corporation or to an entity in which a Director of the Corporation is a Director or officer or has a financial interest, or a guaranty by the Corporation of an obligation of a Director of the Corporation or of an obligation of an entity in which a Director of the Corporation is a Director or officer or has a financial interest, until at least ten days after written notice of t he proposed authorization of the loan or guaranty has been given to the stockholders who would be entitled to vote thereon if the issue of the loan or guaranty were submitted to a vote of the stockholders. The requirements of this paragraph (b) are in addition to, and not in substitution for, the provisions of paragraph (a) of this Article X.

                    (c)Limitation on Director's Liability. No Director of this Corporation shall have any personal liability for monetary or other damages to the Corporation or its stockholders for breach of his fiduciary duty as a Director, except that this provision shall not eliminate or limit the personal liability of a Director to the Corporation or its stockholders for monetary damages for: (i) any breach of the Director's duty of loyalty to the Corporation or its stockholders, other than any transaction which has been approved as described in Article X paragraph (a); (ii) acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the Director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a Director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado
Revised Statutes Section 7-106-401 or the articles of incorporation; or
(iv) any transaction from which the Director directly or indirectly derives an improper personal benefit, other than any transaction which has been approved as described in Article X paragraph (a). Nothing contained herein will be construed to deprive any Director of his right to all defenses ordinarily available to a Director nor will anything herein be construed to deprive any Director of any right he may have for contribution from any other Director or other person.



                      (d) Negation of Equitable Interests in Shares or Rights. Unless a person is recognized as a shareholder through procedures established by the Corporation pursuant to Colorado Revised Statutes
Section 7-107-204 or any similar law, the Corporation shall be entitled to treat the registered holder of any shares of the Corporation as the owner thereof for all purposes permitted by the Colorado Business
Corporation Act, including without limitation all rights deriving from such shares, and the Corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any other person including without limitation, a purchaser, assignee or transferee of such shares, unless and until such other person becomes the registered holder of such shares or is recognized as such, whether or not the Corporation shall have either actual or constructive notice of the claimed interest of such other person.
By way of example and not of limitation, until such other person has become the registered holder of such shares or is recognized pursuant to Colorado Revised Statutes Section 7-107-204 or any similar applicable law, he shall not be entitled: (i) to receive notice of the meetings of the stockholders; (ii) to vote at such meetings; (iii) to examine a list of the stockholders; (iv) to be paid dividends or other distributions payable to stockholders; or (v) to own, enjoy and exercise any other rights deriving from such shares against the Corporation. Nothing contained herein will be construed to deprive any beneficial shareholder, as defined in Colorado Revised Statutes Section 7-113-101(1), of any right he may have pursuant to Article 113 of the Colorado Business Corporation Act or any subsequent law.

                      (e)  Directors  Reliance.   A Director shall be fully
protected in relying in good faith upon the books of account of the Corporation or statements prepared by any of its officials as to the value and amount of the assets, liabilities and/or net profits of the Corporation, or any other facts pertinent to the existence and amount of surplus or other funds from which dividends might properly be declared and paid.

ARTICLE X

INDEMNIFICATION
          The Corporation shall indemnify its present or former Directors, officers, employees, partners, members, fiduciaries, trustees and agents or any person who served or is serving at the request of the Corporation as a Director, officer, employee, partner, member, fiduciary, trustee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise to the maximum extent permitted by law. Such indemnification shall not be deemed exclusive of any other rights to which such person may be entitled, under any By-Laws, agreements, vote of the stockholders or the disinterested Directors, or otherwise.

          In addition to any other rights of indemnification permitted by the law of the State of Colorado as may be provided for by the Corporation in its By-Laws or by agreement, the expenses of officers and Directors incurred in defending a civil or criminal action, suit or proceeding, involving alleged acts or omissions of such officer or Director in his or her capacity as an officer or Director of the Corporation, must be paid, by the Corporation or through insurance purchased and maintained by the Corporation or through other financial arrangements made by the Corporation, as they are incurredand in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the Director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Corporation. The Corporation shall further have the authority to the maximum extent permitted by law to purchase and maintain insurance providing such indemnification.

          IN WITNESS WHEREOF, said The Heritage Organization, Inc. has caused these Amended & Restated Articles of Incorporation to be signed by W. Ralph Canada, Jr., its President, this ______ day of __________, 1999.


                             By:/s/________________________
                             W. Ralph Canada, Jr., President
                             5001 Spring Valley Road, Suite 800, East Tower Dallas, Texas 75244


STATE OF ________                      )
                                       )         ss.
COUNTY OF _______                      )



This instrument was acknowledged before me on ____________, 1999, by W. Ralph Canada, Jr. as President of The Heritage
Organization, Inc.


                             ______________________________
                             Signature of Notarial Officer


The Corporation Company hereby consents to the appointment as the initial registered agent for The Heritage Organization, Inc.

                                       The Corporation Company


                                       By:
                                       Authorized Agent