Form 10QSB
period 2000-02-29
BUFFALO CAPITAL III LTD
filed 2000-04-07
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended February 29, 2000.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 29, 2000, the following shares of common were outstanding: Common
Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended February 29, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                         Quarter Ended February 29, 2000


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
Index to Financial Statements                                           [C]
Balance Sheet                                                             5
Statement of Loss and Accumulated Deficit                                 6
Statements of Cash Flow                                                  10
Notes to Financial Statements                                            12

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
February 29, 2000
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            2,417
OTHER ASSETS:
Organizational costs (net
of amortization)                                        90

TOTAL ASSETS                                         2,507

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         0
Note Payable
 from Stockholder                                    5,000

TOTAL CURRENT LIABILITIES                            5,000

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
14,000,000 shares issued and,
outstanding                                          8,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                         0
Additional paid-in capital                          80,708
Deficit accumulated during the
 development stage                                (88,623)
Net Income                                         (3,078)
Total stockholders' equity                         (2,493)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 2,507

The accompanying notes are an integral part of these financial statements.


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND
FEBRUARY 28, 1999, AND FOR THE PERIOD FROM AUGUST 28, 1996
THROUGH FEBRUARY 29, 2000
(unaudited) Page 1 of 2

                              Period from            Three            Three
                               Inception            months           months
                                (8/28/96)            ended            ended
                               to 2/29/00          2/29/00          2/28/99
REVENUE                                 -                -                -

EXPENSES
Legal &
 professional                      23,875              598            5,033
Amortization                          210               15               15
Bank charges                          103                -               18
Rent                                2,100              150              150
Licenses & Permits                    175               95                -
Consulting Fees                    62,800                -                -
Director Fees                         200                -                -
Office expense                      2,238              145                -

TOTAL EXPENSES                     91,702            1,003            5,216

NET LOSS                         (91,702)          (1,003)          (5,216)

Accumulated deficit
 Balance,
  beginning of period                   -         (90,698)         (80,756)
 Balance,
  end of period                  (91,702)         (91,702)         (85,972)
NET LOSS
 PER SHARE                      (.0065)          (.0065)                NIL

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                     9,353,151        9,353,151        1,260,000

The accompanying notes are an integral part of these financial statements.


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND
FEBRUARY 28, 1999, AND FOR THE PERIOD FROM AUGUST 28, 1996
THROUGH FEBRUARY 29, 2000
(unaudited) Page 2 of 2

                                              Nine                     Nine
                                            months                   months
                                             ended                    ended
                                           2/29/00                  2/28/99
REVENUE                                          -                        -

EXPENSES
Legal &
 professional                                2,206                    9,264
Amortization                                    45                       45
Bank charges                                     -                       53
Rent                                           450                      450
Filing Fees                                     95                       25
Consulting Fees                                  -                        -
Director Fees                                    -                        -
Office expense                                 282                       24

TOTAL EXPENSES                               3,078                    9,861

NET LOSS                                   (3,078)                  (9,861)

Accumulated deficit
 Balance,
  beginning of period                     (88,624)                 (76,111)
 Balance,
  end of period                           (91,702)                 (85,972)
NET LOSS
 PER SHARE                              (.0065)                         NIL

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                              9,353,151                1,260,000

The accompanying notes are an integral part of these financial statements.


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2000 AND FEBRUARY 28, 1999, AND FOR THE
PERIOD FROM AUGUST 28, 1996 THROUGH
FEBRUARY 29, 2000
(unaudited)

                              Period from             Nine             Nine
                               Inception            months           months
                                (8/28/96)            ended            ended
                               to 2/29/00          2/29/00          2/28/99
OPERATING ACTIVITIES:

NET LOSS                         (91,702)          (3,078)          (9,861)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization                          210               45               45
Rent Expense                        2,100              450              450
Expenses paid
 by shareholders                   15,609                0            5,291
Stock issued for
 directors fees                    59,960                0                0
Stock issued for
 consulting fees                    3,040                0                0
Decrease in accounts
 Payable-related party                  0                0            4,000

Net cash provided
 by operating
  activities                     (10,783)          (2,583)             (75)

INVESTING ACTIVITIES:

Organization costs                  (300)                0                0

Net cash provided
 by investing activities            (300)                0                0

FINANCING ACTIVITIES:

Issuance of
 common stock                       8,500                0                0
Proceeds from Note
 Payable from
  Stockholder                       5,000            5,000                0
Net cash provided
 by financing
  activities                       13,500            5,000                0

Net cash increase
 (decrease)                         2,417            2,417             (75)

NET CASH
 Beginning of Period                    0                0              103

NET CASH
 End of Period                      2,417            2,417               28

The accompanying notes are an integral part of these financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2000

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

Fiscal Year
The Company maintains a May 31 fiscal year end for financial statement reporting purposes, and a August 31 fiscal year end for tax reporting purposes.

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

NOTE 2.  STOCKHOLDERS EQUITY

Common Stock
As of February 29, 2000, 14,000,000 shares of the Company's no par value common stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P. Another 1,656,200 shares was purchased for $130 cash on May 4, 1999 by GMK Family Holdings, L.L.C.

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

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

As mentioned in Note 3, the Company has incurred $2,100 since inception in rent expense which has been designated as paid-in capital. Similarly, the Company recorded amortization of the organization costs of $210.

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

NOTE 6.   SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

During the three month periods ended February 29, 2000 and February 28, 1999, the Company recorded amortization of the organizational costs of $15 and $15.

Similarly, the Company recorded rent expense for the three month periods ended February 29, 2000 and February 28, 1999 of $50 per month for a total of $150 and $150.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $5,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended February 29, 2000, reflects a total asset value of $2,507.

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

Results of Operations.

During the period from August 28, 1996 (inception) through February
29, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $91,702.

As of the end of its third quarter ending February 29, 2000, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning the business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast
Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity. The Company's immediate business plan is to pursue this possible business combination transaction. The predicted time frame and methodology of this possible business combination transaction, as of the date of this filing, has not been determined. The business combination transaction is considered possible but not probable. Should this transaction not occur, the Company shall continue with its previous business plan to seek, investigate, and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.
The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company experienced a net loss of $1,003 for the third quarter, compared with a loss of $5,216 for the same quarter of the previous fiscal year. The loss during the third quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) The Company filed Restated and Amended Articles of
Incorporation on January 3, 2000. These Restated Articles provide for a new class of stock, Class B Common Stock, which shall have the same rights, preferences and limitations as the current Common Stock, except that each share of Class B Common Stock shall have 10,000 votes per share. The holders of Class B Common Stock also have the pre-emptive right to purchase, at their par value, additional shares of Class B Common Stock in order to maintain the same relative voting power in the Company upon the issuance of any additional shares of Common Stock of the Company to any other stockholder or upon the issuance of any shares of Common Stock of the Company to any new stockholder.

(b) The authorization of the Class B Voting Stock will have an effect on the holders of Common Stock and Preferred Stock, in that the voting power of the holders of Common Stock and Preferred Stock will be diluted because Preferred Stock and Common Stock is only entitled to one vote per share. In addition, the Restated Articles of Amendment provide that no pre-emptive rights shall exist for the stockholders except that the stockholders of Class B Common Stock shall have the pre-emptive right to purchase, at their par value, additional shares of Class B Common Stock in order to maintain the same relative voting power in the Company upon the issuance of any additional shares of Common Stock of the Company to any other stockholder or upon the issuance of any shares of Common Stock of the Company to any new stockholder.

ITEM 5.  OTHER INFORMATION

The Restated and Amended Articles of Incorporation filed on January 3, 2000 changed the name of the Company to The Heritage
Organization, Inc., and on March 1, 2000, the Company began trading under the symbol THOI.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 3.1 - Restated and Amended Articles of Incorporation by reference from Report on Form 10QSB for quarter ended November 30, 1999, filed with the Securities and Exchange Commission on January 13, 2000.
        (b) There were no reports on Form 8-K filed during the quarter ended February 29, 2000.
                Exhibit 27 - Financial Data Schedule

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  April 7, 2000


By: /s/___________________________
        Gary M. Kornman
        Chairman of the Board