Form 10KSB
period 2000-05-31
BUFFALO CAPITAL III LTD
filed 2000-08-28
CIK 1025843

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
_X_  Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 2000.

___Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____ to ____.

                          Commission File No:   0-21951

                         THE HERITAGE ORGANIZATION, INC.
                 (Name of small business issuer in its charter)

Colorado                                                84-1356383
(State or other jurisdiction                    (IRS Employer
incorporation)                                  Identification No.)

5001 Spring Valley Road, Suite 800 East, Dallas, TX    75244
(Address of Principal Executive Offices)                (Zip Code)

                   Issuer's telephone number:  (972) 991-0001

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

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

(Issuers involved in bankruptcy proceedings during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_X_ No___

(Applicable only to corporate registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 as of May 31, 2000.

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

Transitional Small Business Disclosure Format (check one):
Yes__  No _X_

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

        Steadfast Investments, L.P. and GMK Family Holdings,
L.L.C. acquired a controlling interest in the Company in anticipation of a possible business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. The Heritage Organization, L.L.C., is engaged in the business of providing consulting services to high net worth individuals, families and businesses. Restated and amended Articles of Incorporation were filed on January 3, 2000, which changed the name of the Company to The Heritage Organization, Inc., and on March 1, 2000 the Company began trading under the symbol THOI.

        As of the end of its fiscal year ending May 31, 2000, the Company has not been able to reach any agreement or definitive understanding with any person concerning the business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.

        To date, the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The
Company currently has no full-time employees and owns no real estate.

        As the business combination transaction with The Heritage Organization, L.L.C. is not expected to occur, the Company intends to continue with its previous business plan to seek, investigate and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

        The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors regarding business opportunities:

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

        Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

        As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include companies desiring to create a public market for their shares in order to enhance liquidity for current shareholders, companies which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and companies which plan to acquire additional assets through issuance of securities rather than for cash and believe that the possibility of development of a public market for their securities will be of assistance in that process. Companies which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

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

        It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions from registration, if any are available, under applicable federal and state securities laws. In some circumstances, however, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

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

ITEM 2.         DESCRIPTION OF PROPERTY.

        The Company currently maintains a mailing address at 5001
Spring Valley Road, Suite 800 East, Dallas, Texas 75244, which is the address of its President. The Company pays no rent for the use of this mailing address; however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (972) 991-0001.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the reporting year which ended May 31, 2000.
Part II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        The Company's shares have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, but on
March 1, 2000, the trading symbol was changed from "BUFG" to "THOI". No actual trading of such shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 56 persons.

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

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $5,000 from a loan from a shareholder, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses.
Consequently, the Company's balance sheet for the fiscal year ended
May 31, 2000, reflects a total asset value of $1,216.

Results of Operations

        During the period from August 28, 1996 (inception) through
May 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

        For the fiscal year ended May 31, 2000, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations

        For the fiscal year ended May 31, 2000, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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









ITEM 7.         FINANCIAL STATEMENTS.

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)



FINANCIAL STATEMENTS
May 31, 2000
Report of Independent Certified Public Accountants
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS

The Board of Directors and Stockholders of The Heritage
Organization, Inc.

We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31,
2000, and the related statement of loss and accumulated deficit, cash flows, and stockholders' equity for each of the two years then ended,
and for the period from inception (August 28, 1996) to         May
31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. (a development stage company) as of May 31, 2000, and the results of its operations and its cash flows for the two years then ended, and for the period from inception (August 28, 1996) to May 31, 2000, in conformity with generally accepted accounting principles.

Comiskey & Company, P.C.
Denver, Colorado
July 30, 2000

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)
BALANCE SHEET
May 31, 2000

ASSETS

CURRENT ASSETS
 Cash                                                     $1,216

 Total current assets                                      1,216


TOTAL ASSETS                                              $1,216

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                      $      50
 Notes payable - related party                         $   5,000
 Accrued interest - related party                      $     392

 Total current liabilities                             $   5,442

OTHER LIABILITIES                                              -

TOTAL LIABILITIES                                      $   5,442

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000
 shares authorized; no shares issued and
 outstanding                                                   -
Common Stock, no par value; 100,000,000
 shares authorized; 14,000,000 shares
 issued and outstanding at May 31, 2000.                   8,500
Additional paid-in capital                                80,859
Deficit accumulated during the
development stage                                       (93,585)
Total stockholders' equity                               (4,226)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                 $   1,216

The accompanying notes are an integral part of the financial statements.

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                     Period from
                                 August 28, 1996         For the         For the
                                  (Inception) to      year ended      year ended
                                         May 31,         May 31,         May 31,
                                            2000            2000            1999

REVENUES
 Investment Income                     $       -       $       -       $       -

EXPENSES
 Amortization                                300             135              60
 Bank charges                                103               -              71
 Consulting Fees                          62,800               -               -
 Directors' fees                             200               -               -
 Interest expense                            392             392               -
 Filing fee                                  180             100              25
 Legal and accounting                     24,806           3,137          11,061
 Office Expense                            2,554             597             696
 Rent Expense                              2,250             600             600

  Total expenses                          93,585           4,961          12,513

NET LOSS                                (93,585)         (4,961)        (12,513)

Accumulated deficit

 Balance, beginning of period          $       -        (88,624)        (76,111)

 Balance, end of period                 (93,585)        (93,585)        (88,264)

NET LOSS PER SHARE                    (0.02)          (0.01)          (0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                  4,489,051      14,000,000       2,202,411

The accompanying notes are an integral part of the financial statements.

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 2000
(Page 1 of 2)

                                            Common Stock              Additional
                                       Number of                         paid-in
                                          shares          Amount         capital
Common Stock issued for
 cash and subscriptions,
 receivable, August 1996
 at $0.50 per share                       15,000       $   7,500              $0

Common Stock issued for
 services, August 1996
 at $.0001 per share                   2,400,000               0             240

Shares cancelled                     (2,280,000)               0               0

Rent and services provided
 at no charge                                  0               0          60,210

Net loss for the period
 ended May 31, 1997                            0               0               0

Balance, May 31 1997                     135,000           7,500          60,450

Shares Cancelled                        (12,000)               0               0

Shares issued in 10 for
 1 stock split                         1,107,000               0               0

Common Stock issued for
 services, February 1998
 at $.10 per share                        30,000               0           3,000

Rent provided at no charge                     0               0             600

Expenses paid by shareholders                  0               0           4,536
Net loss for period ended May
 31, 1998                                      0               0               0

Balance, May 31, 1998                  1,260,000           7,500          68,586

Common Stock issued for
 cash, May, 1999 at
 $0.00008 per share                   12,740,000           1,000               0

Rent provided at no charge                     0               0             600

Expenses paid by shareholders                  0               0          11,073

Net loss for the period ended
 May 31, 1999                                  0               0               0

Balance, May 31, 1999                 14,000,000           8,500          80,259

Rent provided at no charge                     0               0             600

Net loss for the period
 ended May 31, 2000                            0               0               0

Balance, May 31, 2000                 14,000,000          $8,500         $80,859


The accompanying notes are an integral part of the financial statements.

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996) to May 31, 2000
(Page 2 of 2)

                             Deficit accumulated
                                      during the                   Total
                                     development           stockholders'
                                           stage        equity (deficit)
Common Stock issued for
 cash and subscriptions,
 receivable, August 1996
 at $0.50 per share                    $       0               $   7,500

Common Stock issued for
 services, August 1996
 at $.0001 per share                           0                     240

Shares cancelled                               0                       0

Rent and services provided
 at no charge                                  0               $  60,210

Net loss for the period
 ended May 31, 1997                     (63,964)                 (63964)

Balance, May 31 1997                    (63,964)                (63,964)

Shares Cancelled                               0                       0

Shares issued in 10 for
 1 stock split                                 0                       0

Common Stock issued for
 services, February 1998
 at $.10 per share                             0                   3,000

Rent provided at no charge                     0                     600

Expenses paid by shareholders                  0                   4,536

Net loss for period ended May
 31, 1998                               (12,147)                (12,147)

Balance, May 31, 1998                   (76,111)                    (25)

Common Stock issued for
 cash, May, 1999 at
 $0.00008 per share                            0                   1,000

Rent provided at no charge                     0                     600

Expenses paid by shareholders                  0                  11,073

Net loss for the period ended
 May 31, 1999                           (12,513)                (12,513)

Balance, May 31, 1999                   (88,624)                     135

Rent provided at no charge                     0                     600

Net loss for the period
 ended May 31, 2000                      (4,961)                 (4,961)

Balance, May 31, 2000                  $(93,585)               $ (4,226)

The accompanying notes are an integral part of the financial statements.

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                     Period from
                                 August 28, 1996         For the         For the
                                  (Inception) to      year ended      year ended
                                         May 31,         May 31,         May 31,
                                            2000            2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                               (93,585)         (4,961)        (12,513)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
   Amortization                              300             135              60
   Rent expense                            2,250             600             600
   Expenses paid by shareholders          15,609               -          11,073
   Stock issued for directors' fees       59,960               -               -
   Stock issued for consulting fees        3,040               -               -
   Increase (decrease) in accounts payable
     - related party                          50              50           (323)
   Increase in notes payable
     - related party                       5,000           5,000               -
   Increase in accrued interest              392             392               -

 Net cash used by operating
  activities                             (6,984)           1,216         (1,103)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization costs                        (300)               -               -

 Net cash used by investing
  activities                               (300)               -               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of Common Stock                  8,500               -           1,000

 Net cash provided by financing
  activities                               8,500               -           1,000

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      1,216           1,216           (103)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                           -               -             103

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                       $   1,216       $   1,216               -

The accompanying notes are an integral part of the financial statements.

THE HERITAGE ORGANIZATION, INC.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Heritage Organization, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. The initial registered office of the Company is 4750 Table Mesa Drive, Boulder, Colorado 80301. The principal office of the Company has moved to 5001 Spring Valley Road, Suite 800 East, Dallas, Texas 75244.

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

Organization costs
Costs to incorporate the Company have been capitalized and were being amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 under the requirements of SOP-98-5.

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

Consideration of Other Comprehensive Income Items
SFAF 130   Reporting Comprehensive Income, requires companies to
present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2.  STOCKHOLDERS' EQUITY

Common Stock
As of May 31, 2000, 14,000,000 shares of the Company's no par value Common Stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P. Another 1,656,200 shares was purchased for $4,130 cash on May 4, 1999 by GMK Family Holdings, L.L.C.

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

Note Payable
The Company has an unsecured note payable to a shareholder. The note totals $5,000 plus accrued interest at 10% and is due August 18, 2000. Interest of $392 was included in operations for the year ended May 31, 2000.

4.      INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $93,100 expiring in the years 2012, 2013, 2019 and 2020. The tax benefit of these net operating losses, which totals approximately $18,000, has been offset by a full allowance for realization. This carryforward may be limited under IRC Section 381, upon the consummation of a business combination. For the period ended May 31, 2000, the valuation allowance increased by approximately $900.

5.      SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES

During the years ended May 31, 2000 and 1999, the Company recorded amortization of the organization costs of $135 and $60.

Similarly, the Company recorded rent expense for the years ended
May 31, 2000 and 1999 of $50 per month for totals of $600 and $600.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

The Company has had no change in, nor disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

                                                          Positions Held
Name                         Age                              and Tenure
Gary M. Kornman               56                       Chairman of Board
                                             of Directors since May 1999
W. Ralph Canada, Jr.          45                    President & Director
                                                          since May 1999
Vickie A. Walker              41                    Treasurer & Director
                                                          since May 1999
                                            Secretary since October 1999



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

        The Company's board of directors has not held any formal meetings during the fiscal year ending May 31, 2000.

Biographical Information

Gary M. Kornman

Mr. Kornman has been Chief Executive Officer of The Heritage Organization, L.L.C., since March, 1995. He currently serves as Chief Executive Officer of The Heritage Organization, Inc., a Delaware corporation (since 1986), and President and CEO of
Kornman & Associates, Inc. (since 1975).  He was President and
CEO of The Planning Group, Inc. from 1970 through 1975. The Heritage Organization, L.L.C., provides counseling services to some of America's wealthiest families. Mr. Kornman is also the sole shareholder, and an officer and director of many other corporations.

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

Mr. Canada received a Bachelor of Arts degree with a Major in History in 1976 from the University of Texas at Austin, graduating with Highest Honors. At the University of Texas he was a member of Phi Beta Kappa and Phi Eta Sigma. He received a Doctor of Jurisprudence, Cum Laude, from Harvard Law School in 1979. He was Editor-in-Chief of the Harvard Environmental Law Review.

Mr. Canada is a member of the American Bar Association and the Dallas Bar Association. He is admitted to practice before the Bar in the State of Texas, and is admitted to practice before the United States Court of Appeals for the Fifth Circuit and the United States District Courts for the Northern, Eastern, Western and Southern Districts of Texas.

Vickie A. Walker

Ms. Walker has been Secretary-Treasurer and Chief Financial Officer of The Heritage Organization, L.L.C., since March, 1995. She currently serves as Secretary-Treasurer and Chief Financial Officer of The Heritage Organization, Inc., as Secretary-Treasurer and Chief Financial Officer of Kornman & Associates, Inc., as Treasurer of the U.S. National Foundation For Anti-Aging & Survival Research, and as Treasurer of The Institute for Anti-Aging & Survival, Inc. Ms. Walker began her affiliations with Kornman & Associates, Inc. in June, 1977.

Ms. Walker supervises an accounting staff comprised of two CPA's and four staff accountants. In addition to her normal finance and accounting duties, she coordinates Contract Drafting and Negotiations, Legal Entities Formation, and Licensing and Filings. Ms. Walker serves on a number of mission critical committees of The Heritage Organization, L.L.C., including Employee Management and Benefits, Aviation and Transportation, and Procurement and Budget. She is Chairperson for the Executive Management Committee.

Compliance With Section 16(a) of the Exchange Act.

To the best knowledge and belief of the Company, all persons have complied with the filing requirements of Section 16(a) of the Exchange Act.

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

(a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by persons who hold 5.0% or more of the outstanding Common Stock of the Company.

Name and                        Number of Shares              Percent of
Address                       Owned Beneficially             Class Owned

Steadfast Investments, L.P.           11,083,800              79.17%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas 75244

GMK Family Holdings, L.L.C.            1,656,200              11.83%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas 75244

James T. Edwards                       1,249,600               8.93%
209 Cargile Lane
Nashville, TN 37205

Mr. Gary M. Kornman may be deemed to be the beneficial owner of all shares purchased by Steadfast Investments, L.P., and by GMK
Family Holdings, L.L.C.

(b)      SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers and directors of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

The person listed is an officer, a director, or both, of the Company.


Name and                        Number of Shares              Percent of
Address                       Owned Beneficially             Class Owned

Gary M. Kornman                       12,740,000             91%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas 75244

W. Ralph Canada, Jr.                           0              0%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas 75244

Vickie A. Walker                               0              0%
1683 S. Walker Road
Pleasant View, Tennessee 37146

All directors and executive
officers (3 persons)                  12,740,000             91%

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

        Each of the Company's officers and directors also are officers, directors, or both of several other companies; however, these entities are not anticipated to be in direct competition with the Company for available opportunities.

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

27              Financial Data Schedule

        (b) There have been no reports on Form 8-K filed for the annual reporting period ended May 31, 2000.

Signatures

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE HERITAGE ORGANIZATION, INC.


By: /s/ ________________
Gary M. Kornman (Chairman of Board of Directors)
Date:  August 28, 2000


By: /s/ ________________
W. Ralph Canada, Jr. (President & Director)
Date: August 28, 2000


By: /s/ ________________
Vickie A. Walker (Secretary-Treasurer & Director)
Date: August 28, 2000