Form 10QSB
period 2000-08-31
BUFFALO CAPITAL III LTD
filed 2000-10-13
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 2000.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes.....  No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes f common equity, as of the latest practicable date. At August 31, 2000, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....  No ..X..

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended August 31, 2000, follow.

       The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS


Quarter Ended August 31, 2000

Balance Sheet                                        5
Statement of Operations                              6
Statements of Cash Flows                             8
Notes to Financial Statements                       10


THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
August 31, 2000
(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $ 589

TOTAL CURRENT ASSETS                                       589

TOTAL ASSETS                                             $ 589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         $ 264
Note Payable from Stockholder                            5,000
Accrued Interest Payable                                    20

TOTAL CURRENT LIABILITIES                                5,285

STOCKHOLDERS' EQUITY
Common stock, no par value;
 100,000,000 shares authorized;
 14,000,000 shares issued and,
 outstanding                                             8,500
 Preferred stock, no par value
 10,000,000 shares authorized;
 no shares issued and outstanding                            0
Additional paid-in capital                              81,009
Deficit accumulated during the
 development stage                                    (94,204)

                                                       (4,695)
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT                                   $ 589

The accompanying notes are an integral part of these financial statements.



THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

                            Period from          Three           Three
                              Inception         months          months
                              (8/28/96)          ended           ended
                             to 8/31/00        8/31/99         8/31/00
REVENUE
Investment Income                   $ -            $ -             $ -

EXPENSES

Amortization                        300             15               -
Bank charges                        103             17               -
Consulting Fees                  62,800              -               -
Director fees                       200              -               -
Interest expense                    520              -             129
Filing Fees                         205             25              25
Legal and
 professional                    25,122          1,936             316
Office expense                    2,554             22               -
Rent                              2,400            150             150

TOTAL EXPENSES                   94,204          2,165             620

NET LOSS                       (94,204)        (2,165)           (620)

Accumulated deficit
Balance,
 beginning of period                  -       (76,111)        (93,584)

Balance,
 end of period                $(94,204)      $(78,276)       $(94,204)

NET LOSS PER SHARE          $ (.02)                NIL             NIL

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                  5,087,552      1,260,000      14,000,000

The accompanying notes are an integral part of these financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

                            Period from          Three           Three
                              Inception         months          months
                              (8/28/96)          ended           ended
                             to 8/31/00        8/31/00         8/31/99
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                     $ (94,204)       $  (620)       $ (2,165)

Adjustments to reconcile net loss to
 net cash used by operating activities:

Amortization                        300              0              15
Rent Expense                      2,400            150             150
Expenses paid
 by shareholders                 15,609              0               0
Stock issued for
 directors fees                  59,960              0               0
Stock issued for
 consulting fees                  3,040              0               0
Increase (decrease)
 in Accrued Interest                 20          (371)               0
Increase in Accounts
 Payable -  Related
 Party                              264            214               -

Net cash provided by operating
 activities                    (12,611)          (627)         (2,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                (300)              0               0

Net cash flows from investing
 activities                       (300)              0               0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of
common stock                      8,500              0               0
Notes Payable -
 Related Party                    5,000              0           5,000

Net Cash Flows from Financing
 Activities                      13,500              0           5,000

Net cash increase
 (decrease)                         589          (627)           3,000

NET CASH
Beginning of Period                   0          1,216               0

NET CASH
End of Period                    $  589          $ 589         $ 3,000

The accompanying notes are an integral part of these financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2000

NOTE 1.  Management's Representation of Interim Financial
Information

       The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

Liquidity and Capital Resources.

       The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $5,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended August 31, 2000, reflects a total asset value of $589.

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

Results of Operations.

       During the period from August 28, 1996 (inception) through
August 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $94,204.

       To date, the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The
Company currently has no full-time employees and owns no real estate.

       As of the end of its third quarter ending August 31, 2000, the Company has not been able to reach any agreement or definitive understanding with any person concerning the business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity.

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

       The Company experienced a net loss of $627 for the third quarter, compared with a loss of $2,165 for the same quarter of the previous fiscal year. The loss during the third quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.

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

       (b) There were no reports on Form 8-K filed during the quarter ended August 31, 2000.


Signatures

       In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  October 12, 2000



By: /s/___________________________
       Gary M. Kornman
       Chairman of the Board