Form 10QSB
period 2000-11-30
BUFFALO CAPITAL III LTD
filed 2001-01-16
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-QSB

                            (Mark One)
     X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2000, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended November 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       THE HERITAGE ORGANIZATION, INC.
                       (A Development Stage Company)
                          FINANCIAL STATEMENTS


                     Quarter Ended  November 30, 2000
                      THE HERITAGE ORGANIZATION, INC.
                      (A Development Stage Company)

Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements


                     THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
                            BALANCE SHEET
                          November 30, 2000
                            (unaudited)


ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           5,120
OTHER ASSETS:
Organizational costs (net
of amortization)                                        0

TOTAL ASSETS                                        5,120

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    1,957
Accrued Interest Payable                              163
Proceeds from Note Payable
 from Stockholder                                  10,000

TOTAL CURRENT LIABILITIES                          12,120

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
14,000,000 shares issued and,
outstanding                                         8,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                        0
Additional paid-in capital                         81,159
Deficit accumulated during the
 development stage                                (96,659)
Total stockholders' equity                         (7,000)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                5,120

The accompanying notes are an integral part of these financial statements.




        THE HERITAGE ORGANIZATION, INC. (A Development Stage Company)
              STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
              THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999, AND
                 FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH
                             NOVEMBER 30, 2000
                                (unaudited)



              Period from       Three          Three
              Inception         months         months
              (8/28/96)         ended          ended
             to 11/30/00       11/30/00       11/30/99

REVENUE               -             -              -

EXPENSES
Amortization        300             -             15
Bank charges        103             -              -
Consulting
 Fees            62,800             -              -
Director fees       200             -              -
Interest expense    664           143              -
Filing fees         205             -              -
Legal &
 Professional    27,283         2,162            212
Office expense    2,554             -              -
Rent              2,550           150            150

TOTAL EXPENSES   96,659         2,455            377

NET LOSS        (96,659)       (2,455)          (377)

Accumulated deficit
 Balance,
 beginning of period  -       (94,204)       (90,321)
 Balance,
 end of period $(96,659)     $(96,659)      $(90,698)
NET LOSS
 PER SHARE      $(0.017)         NIL            NIL

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING   5,610,227    14,000,000      9,353,151



The accompanying notes are an integral part of these financial statements.




                     THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
             STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
            NOVEMBER 30, 2000 AND 1999, AND FOR THE PERIOD FROM
               AUGUST 28, 1996 THROUGH NOVEMBER 30, 2000
                             (unaudited)

                    Period from         Six           Six
                    Inception          months        months
                    (8/28/96)          ended         ended
                   to 11/30/00        11/30/00      11/30/99

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS             (96,659)         (3,075)       (2,074)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization             300               0            30
Rent Expense           2,550             300           300
Expenses paid
 by shareholders      15,609               0             0
Accounts Payable       1,956           1,907             0
Notes Payable
 by shareholders      10,000           5,000         5,000
Accrued interest
 Payable                 164            (228)            0
Stock issued for
 consulting fees       3,040               0             0
Stock issued for
 directors fees       59,960               0             0
Changes in Current
 Liabilities               0               0             0

Net cash provided
by operating
activities            (3,080)          3,904         3,256

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs      (300)              0             0

Net cash provided
by investing
activities              (300)              0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of
 common stock          8,500               0             0

Net cash provided
by financing
activities             8,500               0             0


Net cash increase
 (decrease)            5,120           3,904         3,256

NET CASH
Beginning of Period        0           1,216             0

NET CASH
End of Period        $ 5,120         $ 5,120       $ 3,256


The accompanying notes are an integral part of these financial statements.


                        THE HERITAGE ORGANIZATION, INC.
                         (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              November 30, 2000

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $10,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended November 30, 2000, reflects a total asset value of $5,120.

     The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans, if available, from shareholders or third parties to pay expenses at least until it is able to consummate a business combination. There is no assurance that the company will have sufficient assets or capital to pay its ongoing expenses or continue as a going concern.

Results of Operations.

     During the period from August 28, 1996 (inception) through November 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended.
No revenues were received during this period, and the Company experienced a cumulative net loss of $96,659.

As of the end of its second quarter ending November 30, 2000, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

     The Company experienced a net loss of $2,455 for the second quarter, compared with a loss of $377 for the same quarter of the previous fiscal year. The loss during the second quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBIT 27 - FINANCIAL DATA SCHEDULE
     (b) There were no reports on Form 8-K filed during the quarter ended November 30, 2000.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  January 12, 2000


By: /s/___________________________
       Gary M. Kornman
        Chairman of the Board