Form 10QSB/A
period 2000-11-30
BUFFALO CAPITAL III LTD
filed 2001-01-29
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                Form 10-QSB/A

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



                    THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS


                    Quarter Ended  November 30, 2000
                     THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)

               Statement of Loss and Accumulated Deficit



This form 10-QSB/A is being filed because page 2 of the Statement of Loss and Accumulated Deficit was omitted from the original 10-QSB filing. The Statement of Loss and Accumulated Deficit appears below in its entirety.



                     THE HERITAGE ORGANIZATION, INC.
                      (A Development Stage Company)
           STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
           THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000
            AND 1999, AND FOR THE PERIOD FROM AUGUST 28, 1996
                       THROUGH NOVEMBER 30, 2000
                                 (unaudited)
                                (Page 1 of 2)



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




                            THE HERITAGE ORGANIZATION, INC.
                             (A Development Stage Company)
                    STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
       THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999, AND FOR
                           THE PERIOD FROM AUGUST 28, 1996
                             THROUGH NOVEMBER 30, 2000
                                     (unaudited)
                                    (Page 2 of 2)



                                             Six            Six
                                            months         months
                                            ended          ended
                                            11/30/00       11/30/99

REVENUE                                            -              -

EXPENSES
  Amortization                                     -             30
  Bank charges                                     -              -
  Consulting Fees                                  -              -
  Director fees                                    -              -
  Interest expense                               272              -
  Filing fees                                      -              -
  Legal & Professional                         2,503          1,608
  Office expense                                   -            136
  Rent                                           300            300

     TOTAL EXPENSES                            3,075          2,074

     NET LOSS                                 (3,075)        (2,074)

Accumulated deficit
 Balance, beginning of period                (93,584)       (88,624)

 Balance, end of period	                    $(96,659)      $(90,698)

NET LOSS PER SHARE                               NIL            NIL

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                                14,000,000       9,353,151



The accompanying notes are an integral part of these financial statements.



Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  January 23, 2000


By: /s/___________________________
        Gary M. Kornman
        Chairman of the Board