Form 10QSB
period 2001-02-28
BUFFALO CAPITAL III LTD
filed 2001-04-19
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-QSB

                            (Mark One)
     X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 28, 2001, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended February 28, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       THE HERITAGE ORGANIZATION, INC.
                       (A Development Stage Company)
                          FINANCIAL STATEMENTS


                     Quarter Ended  February 28, 2001
                      THE HERITAGE ORGANIZATION, INC.
                      (A Development Stage Company)

Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements


                     THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
                            BALANCE SHEET
                          February 28, 2001
                            (unaudited)


ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           3,187
OTHER ASSETS:
Organizational costs (net
of amortization)                                        0

TOTAL ASSETS                                        3,187

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                      893
Accrued Interest Payable                              306
Proceeds from Note Payable
 from Stockholder                                  10,000

TOTAL CURRENT LIABILITIES                          11,199

STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
14,000,000 shares issued and,
outstanding                                         8,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding                        0
Additional paid-in capital                         81,309
Deficit accumulated during the
 development stage                                (97,821)
Total stockholders' equity                         (8,012)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                3,187

The accompanying notes are an integral part of these financial statements.




                       THE HERITAGE ORGANIZATION, INC.
                        (A Development Stage Company)
              STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
        THREE AND NINE MONTHS ENDED FEBRUARY 28 & 29, 2001 AND 2000, AND
                 FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH
                             FEBRUARY 28, 2001
                                (unaudited)
                               (page 1 of 2)


              Period from       Three          Three
              Inception         months         months
              (8/28/96)         ended          ended
             to 02/28/01       02/28/01       02/29/00

REVENUE               -             -              -
   INTEREST INCOME    5             5              -
   MISC INCOME      100           100              -
EXPENSES
Amortization        300             -             15
Bank charges        103             -              -
Consulting
 Fees            62,800             -              -
Director fees       200             -              -
Interest expense    809           145              -
Filing fees         205             -             95
Legal &
 Professional    28,255           972            598
Office expense    2,554             -            145
Rent              2,700           150            150

TOTAL EXPENSES   97,926         1,267          1,003

NET LOSS        (97,821)       (1,162)        (1,003)

Accumulated deficit
 Balance,
 beginning of period  -       (96,659)       (90,698)
 Balance,
 end of period $(97,821)     $(97,821)      $(91,702)
NET LOSS
 PER SHARE      $(0.016)         NIL          (.0065)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING   6,069,385    14,000,000      9,353,151


The accompanying notes are an integral part of these financial statements.



                       THE HERITAGE ORGANIZATION, INC.
                        (A Development Stage Company)
              STATEMENT OF LOSS AND ACCUMULATED DEFICIT FOR THE
        THREE AND NINE MONTHS ENDED FEBRUARY 28 & 29, 2001 AND 2000, AND
                 FOR THE PERIOD FROM AUGUST 28, 1996 THROUGH
                             FEBRUARY 28, 2001
                                (unaudited)
                               (page 2 of 2)


                                 Nine           Nine
                                months         months
                                ended          ended
                               02/28/01       02/29/00

REVENUE                             -              -
   INTEREST INCOME                  5              -
   MISC INCOME                    100              -
EXPENSES
Amortization                        -             45
Bank charges                        -              -
Consulting
 Fees                               -              -
Director fees                       -              -
Interest expense                  417              -
Filing fees                        25             95
Legal &
 Professional                   3,450          2,206
Office expense                      -            282
Rent                              450            450

TOTAL EXPENSES                  4,342          3,078

NET LOSS                       (4,237)        (3,078)

Accumulated deficit
 Balance,
 beginning of period          (93,584)       (88,624)
 Balance,
 end of period               $(97,821)      $(91,702)
NET LOSS
 PER SHARE                       NIL          (.0065)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                14,000,000      9,353,151


The accompanying notes are an integral part of these financial statements.




                     THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
             STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED
         FEBRUARY 28 AND 29, 2001 AND 2000, AND FOR THE PERIOD FROM
               AUGUST 28, 1996 THROUGH FEBRUARY 28, 2001
                             (unaudited)

                    Period from         Nine           Nine
                    Inception          months        months
                    (8/28/96)          ended         ended
                   to 02/28/01        02/28/01      02/29/00

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS             (97,821)         (4,237)       (3,078)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization             300               0            45
Rent Expense           2,700             450           450
Expenses paid
 by shareholders      15,609               0             0
Accounts Payable         893             844             0
Notes Payable
 by shareholders      10,000           5,000         5,000
Accrued interest
 Payable                 306             (86)            0
Stock issued for
 consulting fees       3,040               0             0
Stock issued for
 directors fees       59,960               0             0
Changes in Current
 Liabilities               0               0             0

Net cash provided
by operating
activities            (5,013)          1,971         2,417

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs      (300)              0             0

Net cash provided
by investing
activities              (300)              0             0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of
 common stock          8,500               0             0

Proceeds from Note
  Payable from
   Stockholder             0               0             0
Net cash provided
by financing
activities             8,500               0             0


Net cash increase
 (decrease)            3,187           1,971         2,417

NET CASH
Beginning of Period        0           1,216             0

NET CASH
End of Period        $ 3,187         $ 3,187       $ 2,417


The accompanying notes are an integral part of these financial statements.


                        THE HERITAGE ORGANIZATION, INC.
                         (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              February 28, 2001

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $10,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended February 28, 2001, reflects a total asset value of $3,187.

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

Results of Operations.

     During the period from August 28, 1996 (inception) through February 28, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended.
The only revenues received were interest income from the Company's bank account and a refund of taxes paid in a prior year, and the Company experienced a cumulative net loss of $97,821.

As of the end of its third quarter ending February 28, 2001, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and The Heritage Organization, L.L.C., or between the Company and Steadfast Investments, L.P., the principal owner of The Heritage Organization, L.L.C. or any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

     The Company experienced a net loss of $1,162 for the third quarter, compared with a loss of $1,003 for the same quarter of the previous fiscal year. The loss during the third quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBIT 27 - FINANCIAL DATA SCHEDULE
     (b) There were no reports on Form 8-K filed during the quarter ended February 28, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  April 19, 2001


By: /s/___________________________
       Vickie A. Walker
        Treasurer