Form 10-K
period 2001-05-31
HERITAGE ORGANIZATION INC
filed 2001-09-04
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C. 20549

			    Form 10-KSB

			(Mark One)
_X_    Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 2001.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

		     Commission File No:   0-21951

		    THE HERITAGE ORGANIZATION, INC.
		(Name of small business in its charter)

		Colorado                       84-1356383
	__________________________________________________________
	(State or other jurisdiction     (IRS Employer Identification
	of Incorporation)                              No.)

		5001 Spring Valley Road, Suite 800 East
	__________________________________________________________
	Address of Principal Executive Office (street and number)

			Dallas, Texas 75244
	__________________________________________________________
		     City, State and Zip Code

		Issuer's telephone number:  (972) 991-0001

	Securities to be registered under Section 12(b) of the Act:

Title of each class        Name of each exchange on which registered
	N/A				N/A

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

	State issuer's revenue for its most recent fiscal year:  $  5.00.

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

(Issuers involved in bankruptcy proceedings during the past five years)
	Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___          No ____


(Applicable only to corporate registrants)
	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
14,000,000 as of May 31, 2001.

Documents incorporated by reference.
	If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.
Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

	Transitional Small Business Disclosure Format (check one):
Yes__  No _X_


PART I
ITEM 1.	DESCRIPTION OF BUSINESS.

General

	The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.

	As of the end of its fiscal year ending May 31, 2001, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.

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

	No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the reporting year which ended
May 31, 2001.


Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	The Company's shares have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, but on March 1, 2000, the trading symbol was changed from "BUFG" to "THOI". No actual trading of such shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 55 persons.

	The Company issued 12,740,000 shares of Common Stock in May 1999. Steadfast Investments, L.P., purchased 11,083,800 of the Shares for a purchase price of $870, and GMK Family Holdings, L.L.C., purchased 1,656,200 of the Shares for a purchase price of $130.

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

	The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $10,000 from two loans from a shareholder, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended May 31, 2001, reflects a total asset value of $1,791.

Results of Operations

	During the period from August 28, 1996 (inception) through May 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

	For the fiscal year ended May 31, 2001, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

	The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

	No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Not withstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

	The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.	FINANCIAL STATEMENTS.

		THE HERITAGE ORGANIZATION, INC.
		 (A Development Stage Company)

		    FINANCIAL STATEMENTS
			May 31, 2001


Report of Independent Certified Public Accountants
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of The Heritage Organization, Inc.

We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31, 2001, and the related statement of loss and accumulated deficit, cash flows, and stockholders' equity for each of the two years then ended, and for the period from inception (August 28, 1996) to May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. (a development stage company) as of May 31, 2001, and the results of its operations and its cash flows for the two years then ended, and for the period from inception (August 28, 1996) to May 31, 2001, in conformity with generally accepted accounting principles.


Comiskey & Company, P.C.
Denver, Colorado
July 30, 2001

		THE HERITAGE ORGANIZATION, INC.
		 fka Buffalo Capital III, Ltd.
		 (A Development Stage Company)
			BALANCE SHEET
			May 31, 2001

	ASSETS


CURRENT ASSETS
     Cash and cash equivalents				$  1,791
       							--------
	Total current assets				   1,791
		       					--------
	TOTAL ASSETS					$  1,791
							========
  	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable					$      6
     Notes payable - related party  			  10,000
     Accrued interest - related party			     751
							--------
Total current liabilities				$ 10,757
STOCKHOLDERS' EQUITY
     Preferred stock, no par value, 10,000,000
	shares authorized;no shares issued
	and outstanding					       -
     Common Stock, no par value; 100,000,000
	shares authorized;14,000,000 shares
	issued and outstanding at May 31, 2001.		   8,500
     Additional paid-in capital     		          81,459
     Deficit accumulated during the
	development stage				 (98,925)
							---------
Total stockholders' equity				  (8,966)
							---------
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$  1,791
							=========



The accompanying notes are an integral part of the financial statements.

		THE HERITAGE ORGANIZATION, INC.
		 fka Buffalo Capital III, Ltd.
		 (A Development Stage Company)
		    STATEMENTS OF OPERATIONS


				Period from		  For the	  For the
				August 28, 1996		   year		   year
				(Inception) to		  ended		  ended
				May 31, 2001		May 31, 2001	May 31, 2000
				---------------		------------	------------
REVENUES
  Investment Income		$	5		$	5	$	-
				---------		---------	---------

EXPENSES
  Amortization			      300			-	      135
  Bank charges			      103			-		-
  Consulting fees		   62,800			-		-
  Directors' fees		      200			-		-
  Interest expense		    1,261		      869	      392
  Filing fee		 	      205		       25	      100
  Legal and professional	   28,657		    3,851	    3,137
  Office expense		    2,554		    	-	      597
  Rent expense 			    2,280		      600	      600
				---------- 		---------- 	----------
	Total expenses		   98,930		    5,345	    4,961
				---------- 		----------  	----------
NET LOSS			  (98,925)		   (5,340)	   (4,961)

Accumulated deficit

  Balance, beginning of period		-		  (93,585)	  (88,624)
				----------		----------	----------
  Balance, end of period	$ (98,925)		$ (98,925)	$ (93,585)
				==========		==========	==========
NET LOSS PER SHARE		$   (0.02)		$    (N/L)	$    (N/L)
				==========		==========	==========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING		 6,489,913		14,000,000	14,000,000
				==========		==========	==========



The accompanying notes are an integral part of the financial statements.


  		 THE HERITAGE ORGANIZATION, INC.
		  fka Buffalo Capital III, Ltd.
		  (A Development Stage Company)
 		    STATEMENTS OF CASH FLOWS


				 		 	  For the period
				 		 	  from inception	 For the	 For the
							(August 28, 1996)	year ended	year ended
				  		   	    to May 31, 		 May 31, 	 May 31,
				  		     	      2001		  2001		  2000
							----------------	----------	----------

CASH FROM OPERATING ACTIVITIES
   Net loss						$	(98,925)	$   (5,340)	$  (4,961)
     Adjustments to reconcile
       net loss to net cash
       flows from operating
       activities:
	  Amortization						    300			 -	      135
	  Rent expense					          2,850		       600	      600
	  Expenses paid by shareholders			         15,609			 -		-
	  Stock issued for directors' fees		         59,960			 -		-
	  Stock issued for consulting fees		          3,040		         -              -
	  Increase in accounts payable			              6		       (44)	       50
	  Increase in accrued interest                              751		       359	      392
							----------------	-----------	----------
	    Net cash flows from operating activities	        (16,409)	    (4,425)	   (3,784)

CASH FLOWS FROM INVESTING ACTIVITIES
	  Organization costs				            300			 -		-
							----------------	-----------	----------
	    Net cash flows from investing activities	           (300)		 -              -

CASH FLOWS FROM FINANCING ACTIVITIES
	  Issuance of common stock			          8,500			 -	 	-
	  Notes payable - related party				 10,000		     5,000	    5,000
							----------------	-----------	----------
	    Net cash flows from financing activities		 18,500		     5,000	    5,000
							----------------	-----------	----------
NET INCREASE IN CASH AND CASH EQUIVALENTS			  1,791		       575	    1,216

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD					      -		     1,216	  	-
							----------------	-----------	----------
CASH AND CASH EQUIVALENTS,
	END OF PERIOD					$         1,791		$    1,791	$    1,216
							================	===========	==========



The accompanying notes are an integral part of the financial statements.

				THE HERITAGE ORGANIZATION, INC.
				 fka Buffalo Capital III, Ltd.
	 			 (A Development Stage Company)
				STATEMENT OF STOCKHOLDERS' EQUITY
		For the period from inception (August 28, 1996) to May 31, 2001


										Deficit
					     Common stock			accumulated
				Price	----------------------	Additional	during the	Total
				per	  Number of		paid-in		development	stockholders'
				share	   shares	Amount	Capital		stage		equity
				-----	-----------	------	----------	-----------	------------

Common stock issued for cash
 and subscriptions receivable,
 August 1996			$0.05	    150,000	$7,500	$ 	-	$	-	$      7,500

Common stock issued for services,
  August 1996			0.00001	 24,000,000	      -       240	      	-		 240

Shares canccelled		      - (22,800,000)	      -         -               -                  -

Rent and services provided
  at no charge			      -           -           -    60,210		-	      60,210

Net loss, May 31, 1997		      -		  -	      -	  	-	  (63,964)	     (63,964)
				-------	------------	-------	----------	----------	-------------
Balance, May 31, 1997			  1,350,000	  7,500	   60,450	  (63,964)	       3,986

Shares cancelled		      -	   (120,000)	      -		-		-		   -

Common stock issued for services,
  February 1998			  0.10	     30,000 	      -	    3,000		-	       3,000

Rent provided at no charge	      -		  -	      -	      600		-	         600

Expenses paid by shareholders	      -           -	      -     4,536		-	       4,536

Net loss, May 31, 1998		      -  	  -	      -		-	  (12,147)	     (12,147)
				-------	------------	-------	----------	----------	-------------
Balance, May 31, 1998			  1,260,000	  7,500	   68,586	  (76,111)	         (25)

Common stock issued for cash
  May 1999			0.00008	 12,740,000	  1,000		-		-	       1,000

Rent provided at no charge	      -		  -	      -	      600		-	         600

Expenses paid by shareholders         -		  -	      -	   11,073		-	      11,073

Net loss, May 31, 1999		      -		  -	      -	   	-	  (12,513)           (12,513)
				-------	------------	-------	----------	----------	-------------
Balance, May 31, 1999			 14,000,000	  8,500	   80,259	  (88,624)	         135

Rent provided at no charge	      -		  -	      -	      600		-		 600

Net loss, May 31, 2000	              -		  -	      -		-	   (4,961)	      (4,961)
				-------	------------	-------	----------	----------	-------------
Balance, May 31, 2000			 14,000,000	  8,500	   80,859	  (93,585)	      (4,226)

Rent provided at no charge	      -		  -	      -	      600		-		 600

Net loss, May 31, 2001	              -		  -	      -		-	   (5,340)	      (5,340)
				-------	------------	-------	----------	----------	-------------
Balance, May 31, 2001			 14,000,000	  8,500	   81,459	  (98,925)	      (8,966)
					============	=======	==========	==========	=============


The accompanying notes are an integral part of the financial statements.

		THE HERITAGE ORGANIZATION, INC.
		 fka Buffalo Capital III, Ltd.
	         (A Development Stage Company)
		NOTES TO FINANCIAL STATEMENTS
			May 31, 2001


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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

For the year ended May 31, 1997, 2,280,000 (pre-split) shares of the Company's Common Stock were cancelled.

For the year ended May 31, 1998, an additional 12,000 (pre-split) shares of the Company's Common Stock were cancelled.

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

Note Payable
The Company has two unsecured notes payable to a shareholder. These notes total $10,000 plus accrued interest at 11.5%. The notes are due August 18, 2001, and November 21, 2001. Interest of $869 was included in operations for the year ended May 31, 2001.

4.	INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $99,000 expiring in the years 2012, 2013, 2019 and 2021. The tax benefit of these net operating losses is approximately $18,000 and has been offset by a full allowance for realization. This carryforward may be limited under
Section 381 of the Internal Revenue Code, upon the consummation of a business combination. For the period ended May 31, 2001, the valuation allowance increased by approximately $5,400.

5.	SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During the year ended May 31, 2001, the Company recorded rent expense for the years ended May 31, 2001 and 2000 of $50 per month for totals of $600 and $600, respectively.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 	FINANCIAL DISCLOSURE.

	The Company has had no change in, nor disagreements with, its principal independent accountant since the date of inception.

Part III


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
	 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

	The directors and executive officers currently serving the Company are as follows:

Name			Age		Positions Held and Tenure

Gary M. Kornman		57		Chairman of Board of Directors since
						 May 1999


W. Ralph Canada, Jr.	46 		President & Director since May 1999


Vickie A. Walker	42		Treasurer & Director since May 1999
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

	The Company's board of directors has not held any formal meetings during the fiscal year ending May 31, 2001.

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

	Each of the Company's officers and directors also are officers, directors, or both of several other companies: however these entities are not anticipated to be in direct competition with the Company for available opportunities.

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


(b)	There have been no reports on Form 8-K filed for the annual reporting
	period ended May 31, 2001.




Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


THE HERITAGE ORGANIZATION, INC.

By: /s/ ________________
Gary M. Kornman (Chairman of Board of Directors)
Date: August 27, 2001

By: /s/ ________________
W. Ralph Canada, Jr. (President & Director)
Date: August 27, 2001


By: /s/ ________________
Vickie A. Walker (Secretary-Treasurer & Director)
Date: August  27, 2001