Form 10QSB
period 2001-08-31
HERITAGE ORGANIZATION INC
filed 2001-10-24
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

				Form 10-QSB

(Mark One)
X... Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2001.

 ....Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required] for the transition period from _________ to _________.

		Commission File No:   0-21951

		THE HERITAGE ORGANIZATION, INC.
		-------------------------------
	     (Name of small business in its charter)

		Colorado                           84-1356383
		--------			   ----------
	(State or other jurisdiction          (IRS Employer Id. No.)
	 of Incorporation)

		5001 Spring Valley Road, Suite 800, East Tower
		Dallas,  Texas                   75244
		-----------------		---------
	    (Address of Principal Office)        Zip Code

		Issuer's telephone number:    (972) 991-0001

			Buffalo Capital III, Ltd.
			------------------------
		     (former name of small business)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 31, 2001, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended August 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


			THE HERITAGE ORGANIZATION, INC.
			(A Development Stage Company)
			   FINANCIAL STATEMENTS

			Quarter Ended August 31, 2001
			THE HERITAGE ORGANIZATION, INC.
			(A Development Stage Company)




Balance Sheet
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Notes to Financial Statements

			THE HERITAGE ORGANIZATION, INC.
			(A Development Stage Company)
				BALANCE SHEET
			       August 31, 2001
				(unaudited)


ASSETS


CURRENT ASSETS
     Cash and cash equivalents				$    986
       							--------
	Total current assets				     986
		       					--------
	TOTAL ASSETS					$    986
							========
  	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable					$  1,361
     Notes payable - related party  			  10,000
     Accrued interest - related party			     461
							--------
Total current liabilities				$ 11,822

STOCKHOLDERS' EQUITY
     Preferred stock, no par value, 10,000,000
	shares authorized;no shares issued
	and outstanding					       -

     Common Stock, no par value; 100,000,000
	shares authorized;14,000,000 shares
	issued and outstanding at May 31, 2001.		   8,500

     Additional paid-in capital     		          81,609
     Deficit accumulated during the
	development stage				(100,945)
							---------
Total stockholders' equity				 (10,836)
							---------
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$    986
							=========



The accompanying notes are an integral part of the financial statements.

		THE HERITAGE ORGANIZATION, INC.
		 (A Development Stage Company)
	    STATEMENTS OF LOSS AND ACCUMULATED DEFICIT FOR THE
	  THREE MONTHS ENDED AUGUST 31, 2001 AND 2000, AND FOR
	 THE PERIOD FROM AUGUST 28, 1996 THROUGH AUGUST 31, 2001
			(unaudited)


				For the period
				from inception	 	 For the	  For the
				(August 28, 1996)	three months	three months
				     to			  ended		  ended
				August 31, 2001	      August 31, 2001	August 31, 2000
				---------------	       ------------	------------
REVENUES
  Investment Income		$	-		$	-	$	-
				---------		---------	---------

EXPENSES
  Amortization			      300			-	        -
  Bank charges			      103			-		-
  Consulting fees		   62,800			-		-
  Directors' fees		      200			-		-
  Interest expense		      805		      285	      129
  Filing fee		 	      205		        -	       25
  Legal and professional	   31,428		    1,586	      316
  Office expense		    2,554		    	-	        -
  Rent expense 			    2,550		      150	      150
				---------- 		---------- 	----------
	Total expenses		  100,945		    2,021	      620
				---------- 		----------  	----------
NET LOSS			 (100,945)		   (2,021)	     (620)

Accumulated deficit

  Balance, beginning of period		-		  (98,924)	  (93,584)
				----------		----------	----------
  Balance, end of period	$(100,945)		$(100,945)	$ (94,204)
				==========		==========	==========
NET LOSS PER SHARE		$   (0.02)		$   (0.00)	$   (0.00)
				==========		==========	==========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING		 5,087,552		14,000,000	14,000,000
				==========		==========	==========



The accompanying notes are an integral part of the financial statements.


  		 THE HERITAGE ORGANIZATION, INC.
		  (A Development Stage Company)
 	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
	AUGUST 31, 2001 AND 2000, AND FOR THE PERIOD FROM
	    AUGUST 28, 1996 THROUGH AUGUST 31, 2001
			(unaudited)

				 		 	  For the period	 For the	 For the
				 		 	  from inception	three months 	three months
							(August 28, 1996)	  ended		   ended
				  		   	  to August 31,  	August 31, 	 August 31,
				  		     	      2001		  2001		  2000
							----------------	----------	----------

CASH FROM OPERATING ACTIVITIES
   Net loss						$      (100,945)	$   (2,021)	$    (620)
     Adjustments to reconcile
       net loss to net cash
       flows from operating
       activities:
	  Amortization						    300			 -	        -
	  Rent expense					          2,550		       150	      150
	  Expenses paid by shareholders			         15,609			 -		-
	  Stock issued for directors' fees		         59,960			 -		-
	  Stock issued for consulting fees		          3,040		         -              -
	  Increase in accounts payable			          1,361   	     1,355	        -
	  Increase in accounts payable-related party		    264			 -	      214
	  Increase in accrued interest                              647		      (290)	     (371)
							----------------	-----------	----------
	    Net cash flows from operating activities	        (17,214)	      (806)	     (627)

CASH FLOWS FROM INVESTING ACTIVITIES
	  Organization costs				            300			 -		-
							----------------	-----------	----------
	    Net cash flows from investing activities	           (300)		 -              -

CASH FLOWS FROM FINANCING ACTIVITIES
	  Issuance of common stock			          8,500			 -	 	-
	  Notes payable - related party				 10,000		         -	        -
							----------------	-----------	----------
	    Net cash flows from financing activities		 18,500		         -  		-
							----------------	-----------	----------
NET INCREASE IN CASH AND CASH EQUIVALENTS			    986		      (806)	     (627)

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD					      -		     1,792	     1,216
							----------------	-----------	----------
CASH AND CASH EQUIVALENTS,
	END OF PERIOD					$           986		$      986	$      589
							================	===========	==========



The accompanying notes are an integral part of the financial statements.

			THE HERITAGE ORGANIZATION, INC.
			(A Development Stage Company)
			NOTES TO FINANCIAL STATEMENTS
				August 31, 2001

1.  Management's Representation of Interim Financial Information
The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

	The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $10,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended August 31, 2001, reflects a total asset value of $986.

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

Results of Operations.

	During the period from August 28, 1996 (inception) through August 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $100,945.

	As of the end of its first quarter ending August 31, 2001, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

	The Company experienced a net loss of $2,021 for the first quarter, compared with a loss of $620 for the same quarter of the previous fiscal year. The loss during the second quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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
	(b)	There were no reports on Form 8-K filed during the quarter ended
		August 31, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  October 22, 2001


By: /s/___________________________
	Gary M. Kornman
		Chairman of the Board