Form 10QSB
period 2001-11-30
HERITAGE ORGANIZATION INC
filed 2002-01-03
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

				Form 10-QSB

	(Mark One)
	X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001.

	....Transition report under section 13 or 15(d) of the Securities
	Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

	Commission File No:   0-21951

			THE HERITAGE ORGANIZATION, INC.
		   (Name of small business in its charter)

			Colorado                     84-1356383
		(State or other jurisdiction    (IRS Employer Id. No.)
		 of Incorporation)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2001, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended November 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


		THE HERITAGE ORGANIZATION, INC.
		(A Development Stage Company)
		    FINANCIAL STATEMENTS


		Quarter Ended  November 30, 2001
		THE HERITAGE ORGANIZATION, INC.
		(A Development Stage Company)

Balance Sheet
Statement Operations
Statements of Cash Flows
Notes to Financial Statements

			THE HERITAGE ORGANIZATION, INC.
			(A Development Stage Company)
				BALANCE SHEET
			       November 30, 2001
				(unaudited)


  ASSETS


CURRENT ASSETS
     Cash and cash equivalents				$  1,449
       							--------
	Total current assets				   1,449
		       					--------
	TOTAL ASSETS					$  1,449
							========
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable - related party			$ 13,000
     Accrued interest 					     166
							--------
Total current liabilities				$ 13,166

STOCKHOLDERS' EQUITY
     Preferred stock, no par value, 10,000,000
	shares authorized;no shares issued
	and outstanding					       -

     Common Stock, no par value; 100,000,000
	shares authorized;14,000,000 shares
	issued and outstanding.				   8,500

     Additional paid-in capital     		          81,759

     Deficit accumulated during the
	development stage				(101,976)
							---------
Total stockholders' equity				 (11,717)
							---------
	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$  1,449
							=========



The accompanying notes are an integral part of the financial statements.

		THE HERITAGE ORGANIZATION, INC.
		 (A Development Stage Company)
		    STATEMENTS OF OPERATIONS
			(unaudited)


				Period from
				 Inception	      For the	        For the		     For the		 For the
			      (August 28, 1996)	   three months	      three months	   six months	       six months
				     to		       ended	         ended		     ended		 ended
			      November 30, 2001  November 30, 2001  November 30, 2000	November 30, 2001   November 30, 2000
			      -----------------	 -----------------  -----------------	-----------------   -----------------
REVENUES
  Investment Income		$	5		$	-	$	-	   $       -		$	-
				---------		---------	---------	   ---------		---------

EXPENSES
  Amortization			      300			-	        - 		   -			-
  Bank charges			      103			-		-		   -			-
  Consulting fees		   62,800			-		-		   -			-
  Directors' fees		      200			-		-		   -			-
  Interest expense		    1,826		      280	      143		 565		      272
  Filing fee		 	      205		        -	        -		   -			-
  Legal and professional	   30,843		      600	    2,162	       2,186		    2,478
  Office expense		    2,554		    	-	        -		   -  			-
  Rent expense 			    3,150		      150	      150		 300		      300
				---------- 		---------- 	----------	   ----------	        ----------
	Total expenses		  101,981		    1,030	    2,455	       3,051		    3,075
				---------- 		----------  	----------	   ----------	        ----------
NET LOSS			 (101,976)		   (1,030)	   (2,455)	      (3,051)	   	   (3,075)

Accumulated deficit

  Balance, beginning of period		-		 (100,946)	  (94,205)           (98,925)	  	  (93,585)
				----------		----------	----------	   ----------		----------
  Balance, end of period	$(101,976)		$(101,976)	$ (96,660)	   $(101,976)		$ (96,660)
				==========		==========	==========	   ==========		==========
NET LOSS PER SHARE		$   (0.01)		$   (0.00)	$   (0.00)	   $   (0.00)		$   (0.00)
				==========		==========	==========	   ==========		==========
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING		 7,206,465		14,000,000	14,000,000	   14,000,000		14,000,000
				==========		==========	==========	   ==========		==========



The accompanying notes are an integral part of the financial statements.


  		 THE HERITAGE ORGANIZATION, INC.
		  (A Development Stage Company)
	             STATEMENTS OF CASH FLOWS
			(unaudited)

				 		 	  Period from	         For the	  For the
				 		 	   Inception		six months 	 six months
							(August 28, 1996)	  ended		   ended
				  		   	  to November 31,	November 31, 	 November 31,
				  		     	      2001		   2001		    2000
							----------------	----------	 ----------

CASH FROM OPERATING ACTIVITIES
   Net loss						$      (101,976)	$   (3,051)	 $  (3,075)
     Adjustments to reconcile
       net loss to net cash
       flows from operating
       activities:
	  Amortization						    300			 -	         -
	  Rent expense					          3,150		       300	       300
	  Expenses paid by shareholders			         15,609			 -		 -
	  Stock issued for directors' fees		         59,960			 -		 -
	  Stock issued for consulting fees		          3,040		         -               -
	  Increase in accounts payable			              -   	        (6)	     1,907
	  Increase in accounts payable-related party		      -			 -	     5,000
	  Increase in accrued interest                              166		      (585)	      (228)
							----------------	-----------	 ----------
	    Net cash flows from operating activities	        (19,751)	    (3,342)	     3,904

CASH FLOWS FROM INVESTING ACTIVITIES
	  Organization costs				           (300)		 -		 -
							----------------	-----------	 ----------
	    Net cash flows from investing activities	           (300)		 -               -

CASH FLOWS FROM FINANCING ACTIVITIES
	  Issuance of common stock			          8,500			 -	 	 -
	  Notes payable - related party				 13,000		     3,000	         -
							----------------	-----------	 ----------
	    Net cash flows from financing activities		 21,500		     3,000  		 -
							----------------	-----------	 ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS			  1,449		      (342)	     3,904

CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD					      -		     1,791	     1,216
							----------------	-----------	 ----------
CASH AND CASH EQUIVALENTS,
	END OF PERIOD					$         1,449		$    1,449	 $   5,120
							================	===========	 ==========



The accompanying notes are an integral part of the financial statements.

		THE HERITAGE ORGANIZATION, INC.
		(A Development Stage Company)
		NOTES TO FINANCIAL STATEMENTS
		      November 30, 2001

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $13,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended November 30, 2001, reflects a total asset value of $1,449.

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

Results of Operations.

	During the period from August 28, 1996 (inception) through November 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $101,976.

	As of the end of its second quarter ending November 30, 2001, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

	The Company experienced a net loss of $1,030 for the second quarter, compared with a loss of $2,455 for the same quarter of the previous fiscal year. The loss during the second quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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
	(b)	There were no reports on Form 8-K filed during the quarter ended
		November 30, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  January 12, 2001


By: /s/___________________________
	Gary M. Kornman
		Chairman of the Board