Form 10QSB
period 2002-02-28
HERITAGE ORGANIZATION INC
filed 2002-04-03
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

               X...Quarterly  report under section 13 or 15(d) of the
                                   Securities
                 Exchange Act of 1934 for the quarterly period ended
                               February 28, 2002.

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

          Applicable only to corporate issuers

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 28, 2002, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

          Transitional Small Business Disclosure Format (Check one):
          Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant for the three months ended February 28, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.




                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS



                       Quarter Ended February 28, 2002 THE
                           HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)



         Balance Sheet                                    F-1
         Statement Operations                             F-2
         Statements of Cash Flows                         F-3
         Notes to Financial Statements                    F-4

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 28, 2002
                                   (unaudited)


 ASSETS
CURRENT ASSETS:
   Cash                                    $     375
                                           ----------

   Total Current Assets                          375
                                           ----------

   Total Assets                            $     375
                                           ==========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable - related party           $  13,000
   Accrued Interest                              412
                                           ----------

   TOTAL CURRENT LIABILITIES               $  13,412
                                           ==========

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding              0
   Common stock, no par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and,
     outstanding                               8,500
Additional paid-in capital                    81,909
Deficit accumulated during the
 development stage                          (103,446)
                                           ----------

                                             (13,037)

   TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                   $     375
                                           ==========



              The accompanying notes are an integral part of these
                              financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   Page 1 of 2


                         Period from     For the         For the
                         Inception       three months    three months
                         (8/28/1996)     ended           ended
                         to 02/28/2002   02/28/2002      02/28/2001

REVENUE                   $        5     $         -     $         5
                          ----------     -----------     -----------

EXPENSES
Amortization                     300               -               -
Bank charges                     103               -               -
Consulting Fees               62,800               -               -
Directors' fees                  200               -               -
Interest expense               2,072             245             145
Filing fee                       205               -               -
Legal & Professional          31,917           1,075             872
Office expense                 2,554               -               -
Rent                           3,300             150             150
                          ----------     -----------     -----------

TOTAL EXPENSES               103,451           1,470           1,167
                          ----------     -----------     -----------

NET LOSS                    (103,446)         (1,470)         (1,162)

Accumulated deficit
 Balance,
 beginning of period               -        (101,976)        (96,659)
                          ----------     -----------     -----------
 Balance,
 end of period            $ (103,446)    $  (103,446)    $   (97,821)
                          ----------     -----------     -----------
NET LOSS PER SHARE        $    (0.01)    $     (0.00)    $     (0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                7,510,956      14,000,000      14,000,000



              The accompanying notes are an integral part of these
                             financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   Page 2 of 2


                            For the         For the
                          nine months      nine months
                             ended            ended
                          02/28/2002       02/28/2001

REVENUE                   $        -     $         5
                          ----------     -----------

EXPENSES
Amortization                       -               -
Bank charges                       -               -
Consulting Fees                    -               -
Directors' fees                    -               -
Interest expense                 811             417
Filing fee                         -              25
Legal & Professional           3,260           3,350
Office expense                     -               -
Rent                             450             450
                          ----------     -----------

TOTAL EXPENSES                 4,521           4,242
                          ----------     -----------

NET LOSS                      (4,521)         (4,237)

Accumulated deficit
 Balance,
 beginning of period         (98,925)        (93,584)
                          ----------     -----------
 Balance,
 end of period            $ (103,446)    $   (97,821)
                          ----------     -----------
NET LOSS
 PER SHARE                $    (0.00)    $     (0.00)
                          ----------     -----------

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING               14,000,000      14,000,000
                          ----------     -----------



              The accompanying notes are an integral part of these
                              financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                   For the          For the
                                              Period from            Nine             Nine
                                               Inception            months           months
                                              (8/28/1996)            ended            ended
                                             to 02/28/2002        02/28/2002       02/28/2001

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                         (103,446)           (4,521)          (4,237)

Adjustments to reconcile net loss to
net cash used by operating activities:

Amortization                                           300                -                -
Rent Expense                                         3,300              450              450
Expenses paid
 by shareholders                                    15,609                -                -
Stock issued for
 directors' fees                                    59,960                -                -
Stock issued for
 consulting fees                                     3,040                -                -
Increase in Accounts
 Payable                                                 -               (6)             844
Increase (decrease) in
 Accrued interest                                      412             (339)             (86)
                                             --------------       ----------       ----------

Net cash flows
 from operating
 activities                                        (20,825)          (4,416)          (3,029)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                                    (300)               -                -
                                             --------------       ----------       ----------

Net cash flows
 from investing
 activities                                           (300)               -                -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of
  common stock                                       8,500                -                -
Notes payable -
  Related party                                     13,000            3,000            5,000
                                             --------------       ----------       ----------

Net cash flows
from financing
activities                                          21,500            3,000            5,000
                                             --------------       ----------       ----------

Net increase
 (decrease)in cash                                     375           (1,416)           1,971

Cash, Beginning of Period                                -            1,791            1,216
                                             --------------       ----------       ----------

Cash, End of Period                          $         375        $     375        $   3,187
                                             --------------       ----------       ----------


              The accompanying notes are an integral part of these
                              financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2002


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $13,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended February 28, 2002, reflects a total asset value of $375.

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

Results of Operations.

     During the period from August 28, 1996 (inception) through February 28, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $103,446.

     As of the end of its third quarter ending February 28, 2002, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

     The Company experienced a net loss of $1,470 for the third quarter, compared with a loss of $1,162 for the same quarter of the previous fiscal year. The loss during the third quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE
     (b) There were no reports on Form 8-K filed during the quarter ended February 28, 2002.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE HERITAGE ORGANIZATION, INC.
(Registrant)


Date:  April 3, 2002



By: /s/ Gary M. Kornman
    --------------------------
    Gary M. Kornman
    Chairman of the Board