Form 10-K
period 2002-05-31
HERITAGE ORGANIZATION INC
filed 2002-08-29
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                            Form 10-KSB

     (Mark One)
X    Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 2002.

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.
Yes  X      No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   X

State issuer's revenue for its most recent fiscal year:   $  0.00.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes        No___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 as of May 31, 2002.

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

Transitional Small Business Disclosure Format (check one):
Yes__  No X


PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.

As of the end of its fiscal year ending May 31, 2002, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.

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
HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the reporting year which ended May 31, 2002.


PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The Company's shares have been approved for trading on the OTC
Bulletin Board since approximately April 15, 1998, and on March 1,
2000, the trading symbol was changed from "BUFG" to "THOI". No actual trading of such shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 55 persons.

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

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $18,000 from four loans from a shareholder, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses.
Consequently, the Company's balance sheet for the fiscal year ended
May 31, 2002, reflects a total asset value of $4,668.

Results of Operations

During the period from August 28, 1996 (inception) through May 31,
2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ended May 31, 2002, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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



The Heritage Organization, Inc.
fka Buffalo Capital III, Ltd.
(A Development Stage Company)

Financial Statements

May 31, 2002


CONTENTS


                                                                 Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-1

BALANCE SHEET                                                     F-2

STATEMENTS OF OPERATIONS                                          F-3

STATEMENTS OF CASH FLOWS                                          F-4

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5 to F-6

NOTES TO FINANCIAL STATEMENTS                              F-7 to F-9


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
The Heritage Organization, Inc.


We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended May 31, 2002 and 2001, and for the period from inception (August 28, 1996) to May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage
Organization, Inc. as of May 31, 2002, and the results of its operations, the changes in its stockholders' equity and its cash flows for the years ended May 31, 2002 and 2001, and for the period from inception
(August 28, 1996) to May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
July 5, 2002

PROFESSIONAL CORPORATION


                        THE HERITAGE ORGANIZATION, INC.
                         fka Buffalo Capital III, Ltd.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                  May 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	               $4,668
                                           --------
Total current assets			          4,668
                                           --------
TOTAL ASSETS	                           $4,668
                                           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                $75
Notes payable - related party                18,000
Accrued interest - related party                678
                                           --------
Total current liabilities                    18,753

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and
outstanding                                       -
Common stock, no par value; 100,000,000
shares authorized; 14,000,000 shares
issued andoutstanding                         8,500
Additional paid-in capital                   82,059
Deficit accumulated during the development
stage                                      (104,644)
                                          ----------
                                            (14,085)
                                          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,668
                                             ======



The accompanying notes are an integral part of the financial statements.


                     THE HERITAGE ORGANIZATION, INC.
                      fka Buffalo Capital III, Ltd.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS

                         For the period
                         from inception    For the      For the
                         (August 28, 1996) year ended   year ended
                         to May 31,        May 31,      May 31,
                         2002              2002         2001
                         ----------------  -----------  -----------
REVENUES                 $              5  $         -  $         5

EXPENSES
Amortization                          300            -            -
Bank charges                          103            -            -
Consulting fees                    62,800            -            -
Directors' fees                       200            -            -
Interest expense                    2,337        1,076          869
Filing fee                            205            -           25
Legal and professional             32,700        4,043        3,851
Office expense                      2,554            -            -
Rent expense                        3,450          600          600
                        -----------------  ------------  -----------
Total expenses                    104,649        5,719        5,345

NET LOSS                         (104,644)      (5,719)      (5,340)

Accumulated deficit

Balance, beginning of period            -      (98,925)     (93,585)
                        -----------------  ------------  ----------
Balance, end of period  $        (104,644) $  (104,644)  $  (98,925)
                        -----------------  ------------  ----------
NET LOSS PER SHARE      $           (0.01) $      (NIL)  $     (NIL)
                        -----------------  ------------  -----------
WEIGHTED AVERAGE
NUMBER OF  SHARES
OUTSTANDING                     7,795,238   14,000,000    14,000,000
                        -----------------  ------------  -----------

The accompanying notes are an integral part of the financial statements.


                           THE HERITAGE ORGANIZATION, INC.
                            fka Buffalo Capital III, Ltd.
                             (A Development Stage Company)
                          STATEMENT OF STOCKHOLDERS' EQUITY
            For the period from inception (August 28, 1996) to May 31, 2002

                                                            Deficit
                                                          accumulated
                        Price    Common stock  Additional during the  Total
                        per    Number          paid-in  development stockholder
                        share  shares   Amount Capital      stage     equity
                        ------ --------- ------ ---------- ---------- ---------
Common stock issued for
 cash and subscriptions
 receivable, August 1996 0.05    150,000 $7,500  $      - $       -  $   7,500

Common stock issued for
 services,August 1996 0.00001 24,000,000      -       240         -        240

Shares cancelled            - (22,800,000)     -         -         -         -
Rent and services provided
at no charge                -          -      -    60,210         -     60,210

Net loss, May 31, 1997      -          -      -         -   (63,964)   (63,964)
                       ------ ---------- ------   -------  ----------  --------
Balance, May 31, 1997       -  1,350,000  7,500    60,450   (63,964)     3,986

Shares cancelled            -   (120,000)     -         -         -          -

Common stock issued for
 services February 1998  0.10     30,000      -     3,000         -      3,000

Rent provided at no
charge                      -          -      -       600         - 	   600

Expenses paid by
shareholders                -          -      -     4,536         - 	 4,536

Net loss, May 31, 1998      -          -      -         -   (12,147)   (12,147)
			     ------ ---------- ------  --------  ----------  --------
Balance, May 31, 1998       - 1,260,000   7,500   68,586    (76,111)	   (25)

Common stock issued for
 cash May 1999        0.00008 12,740,000   1,000         -         - 	 1,000

Rent provided at no
charge                      -         -       -       600         - 	   600

Expenses paid by
shareholders                -         -       -    11,073         -     11,073

Net loss, May 31, 1999      -         -       -         -    (12,513)  (12,513)
			     ------ ---------  ------ ---------  ----------  --------

Balance, May 31, 1999       - 14,000,000  8,500    80,259    (88,624)      135

Rent provided at no
charge                      -         -       -       600          - 	   600

Net loss, May 31, 2000      -         -       -         -     (4,961)   (4,961)
                       ------ ---------  ------ ---------  ----------  --------
Balance, May 31, 2000       -14,000,000   8,500    80,859    (93,585)   (4,226)

Rent provided at no
charge                      -         -       -       600          -       600

Net loss, May 31, 2001      -         -       -         -     (5,340)   (5,340)
                       ------ ---------  ------ ---------  ----------   -------
Balance, May 31, 2001       - 14,000,000  8,500    81,459    (98,925)   (8,966)

Rent provided at no
charge                      -          -      -       600          -       600

Net loss, May 31, 2002      -          -      -         -     (5,719)   (5,719)

Balance, May 31, 2002       -  14,000,000 8,500    82,059   (104,644)  (14,085)
 			     ======  ========== ====== =========  =========  ========

The accompanying notes are an integral part of the financial statements.



                         THE HERITAGE ORGANIZATION, INC.
                                    fka Buffalo Capital III, Ltd.
                                (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                For the period
                                from inception     For the 	   For the
                                (August 28, 1996)  year ended  year ended
                                to May 31,         May 31,	   May 31,
                                2002               2002 	   2001

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                        $      (104,644)   $  (5,719) $  (5,340)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Amortization                                300            -          -
Rent expense                              3,450          600        600
Expenses paid by shareholders            15,609            -          -
Stock issued for directors' fees         59,960            -          -
Stock issued for consulting fees          3,040            -          -
Increase (decrease) in accounts
  payable                                    75           69        (44)
Increase (decrease) in accrued
  interest                                  678          (73)       359
                                 --------------    ---------   --------

Net cash flows from operating
activities                              (21,532)      (5,123)    (4,425)

 CASH FLOWS FROM INVESTING
 ACTIVITIES
Oganization costs                          (300)           - 	    -
                                 --------------    ---------   --------
Net cash flows from investing
activities                                 (300)           -          -

 CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock                  8,500            -          -
Notes payable - related party            18,000        8,000 	5,000
                                 --------------    ---------   --------
Net cash flows from financing
activities                               26,500        8,000      5,000
                                 --------------    ---------   --------
 NET INCREASE IN CASH
AND CASH EQUIVALENTS                      4,668        2,877        575

 CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                           -        1,791      1,216
                                 --------------    ---------   --------
 CASH AND CASH EQUIVALENTS,               4,668        4,668      1,791
                                 ==============    =========   ========


The accompanying notes are an integral part of the financial statements


             THE HERITAGE ORGANIZATION, INC.
               fka Buffalo Capital III, Ltd.
              (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
                     May 31, 2002

1.	Summary of Significant Accounting Policies
Development Stage Company
The Heritage Organization, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. The principal office of the Company is 5001 Spring Valley Road, Suite 800 East Tower, Dallas, Texas 75244.

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

Organization Costs
Costs to incorporate the Company have been capitalized and were amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 under the requirements of SOP 98-5.

Loss per Share
Loss per share was computed using the weighted average number of shares outstanding during the period.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


1.	Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2.	Stockholders' Equity
Common Stock
As of May 31, 2002, 14,000,000 shares of the Company's no par value stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P. Another 1,656,200 shares were purchased for $130 cash on May 4, 1999 by GMK Holdings, LLC.

Effective May 4, 1999, pursuant to the transfer in ownership of 12,740,000 shares of common stock, all Class A and Class B warrants were cancelled as per agreement.

For the year ended May 31, 1997, 2,280,000 (pre-split) shares of the Company's common stock were cancelled.

For the year ended May 31, 1998, an additional 12,000 (pre-split) shares of the Company's common stock were cancelled.

Effective subsequent to the cancellation of these shares, the Company had a 10-for-1 forward stock split. Unless otherwise indicated, all share and per share amounts have been restated to reflect the stock split.

Preferred Stock
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.


3.	Related Party Transactions
Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

Notes Payable
The Company has four unsecured notes payable to a shareholder totaling $18,000 as follows:

Maturity date        Interest rate     Principal amount
August 17, 2002	       8.75%	        $5,000
October 5, 2002	       7.00%	        $3,000
November 21, 2002	       7.00%	        $5,000
May 16, 2003	       6.75%	        $5,000

The notes are payable on the earlier of the demand date or the maturity date
specified above.   Interest of $678 was included in operations for the year
ended May 31, 2002.

4.Income Taxes
The Company has Federal net operating loss carryforwards of approximately $104,600 expiring during the years 2012, 2013, and 2019 through 2022. The tax benefit of these net operating losses is approximately $20,500 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2002, the valuation allowance increased by approximately $1,700.

5.	Supplemental Disclosure of Non-cash Financing Activities
The Company recorded rent expense for the years ended May 31, 2002 and 2001 of $50 per month for a total of $600 and $600, respectively.



PART III


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
 OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	              Age                Positions Held and Tenure

Gary M. Kornman      58                Chairman of Board of Directors
                                        since May 1999

Vickie A. Walker     43                Treasurer & Director since
                                        May 1999
                                        Secretary since October 1999
                                        President since July 2002

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

The Company's board of directors held a formal meeting on July 15, 2002 to amend the bylaws of the Company to provide that the number of directors of the Company shall be within a range of no less than one but no more than five. The Company's bylaws had previously stated that the number of directors of the Company should be within a range of no less than three but no more than five. The amended and restated bylaws are attached as an exhibit to this Form 10K-SB. The board of directors also appointed Vickie A. Walker as President of the Company effective
July 15, 2002.

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


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 OWNERS AND MANAGEMENT.

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
(b)	OWNERS.

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


(c)	SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers and directors of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

The person listed is an officer, a director, or both, of the Company.

Name and                        Number of Shares          Percent of
Address                         Owned Beneficially        Class Owned


Gary M. Kornman                    12,740,000                  91%
Suite 800, East Tower
5001 Spring Valley Road
Dallas, Texas  75244

Vickie A. Walker                            0                   0%
1683 S. Walker Road
Pleasant View, Tennessee 37146


All directors and executive
officers (2 persons)               12,740,000                  91%


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

              27 Bylaws


(b) There have been no reports on Form 8-K filed for the annual reporting period ended May 31, 2001.




Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE HERITAGE ORGANIZATION, INC.

By: /s/ _________________________________________
Gary M. Kornman (Chairman of Board of Directors)
Date: August 21, 2002


By: /s/ ___________________________________________
Vickie A. Walker (Secretary-Treasurer, Presidnet & Director)
Date: August  21, 2002


BYLAWS
OF
The Heritage Organization, Inc.


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


ARTICLE II
Shareholders

Section 1.Annual Meeting. The annual meeting of the shareholders shall be held on a date and at a time fixed by the board of directors of the corporation (or by the president in the absence of action by the board of directors), beginning with the year 2002, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the election of directors is not held on the day fixed as provided herein for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as it may conveniently be held.

A shareholder may apply to the district court in the county in Colorado where the corporation's principal office is located or, if the corporation has no principal office in Colorado, to the district court of the county in which the corporation's registered office is located to seek an order that a shareholder meeting be held (i) if an annual meeting was not held within six months after the close of the corporation's most recently ended fiscal year or fifteen months after its last annual meeting, whichever is earlier, or (ii) if the shareholder participated in a proper call of or proper demand for a special meeting and notice of the special meeting was not given within thirty days after the date of the call or the date the last of the demands necessary to require calling of the meeting was received by the corporation pursuant to C.R.S.
Section 7-107- 102(1)(b), or the special meeting was not held in accordance with the notice.

Section 2.Special Meetings. Unless otherwise prescribed by statute, special meetings of the shareholders may be called for any purpose by the president or by the board of directors. The president shall call a special meeting of the shareholders if the corporation receives one or more written demands for the meeting, stating the purpose or purposes for which it is to be held, signed and dated by holders of shares representing at least ten percent of all the votes entitled to be cast on any issue proposed to be considered at the meeting.

Section 3.Place of Meeting. The board of directors may designate any place, either within or outside Colorado, as the place for any annual meeting or any special meeting called by the board of directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or outside Colorado, as the place for such meeting. If no designation is made, or if a special meeting is called other than by the board, the place of meeting shall be the principal office of the corporation.

Section 4.Notice of Meeting. Written notice stating the place, date, and hour of the meeting shall be given not less than ten nor more than sixty days before the date of the meeting, except that (i) if the number of authorized shares is to be increased, at least thirty days' notice shall be given, or (ii) any other longer notice period is required by the Colorado Business Corporation Act. Notice of a special meeting shall include a description of the purpose or purposes of the meeting. Notice of an annual meeting need not include a description of the purpose or purposes of the meeting except the purpose or purposes shall be stated with respect to (i) an amendment to the articles of incorporation of the corporation, (ii) a merger or share exchange in which the corporation is a party and, with respect to a share exchange, in which the corporation's shares will be acquired, (iii) a sale, lease, exchange or other disposition, other than in the usual and regular course of business, of all or substantially all of the property of the corporation or of another entity which this corporation controls, in each case with or without the goodwill, (iv) a dissolution of the corporation, or (v) any other purpose for which a statement of purpose is required by the Colorado Business Corporation Act. Notice shall be given personally or by mail, private carrier, telegraph, teletype, electronically transmitted facsimile or other form of wire or wireless communication by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed and if in a comprehensible form, such notice shall be deemed to be given and effective when deposited in the United States mail, addressed to the shareholder at his address as it appears in the corporation's current record of shareholders, with postage prepaid. If notice is given other than by mail, and provided that such notice is in a comprehensible form, the notice is given and effective on the date received by the shareholder.

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

Section 8. Quorum and Manner of Acting. One-third of the votes entitled to be cast on a matter by a voting group shall constitute a quorum of that voting group for action on the matter. If less than one- third of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time without further notice, for a period not to exceed 120 days for any one adjournment. If a quorum is present at such adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, unless the meeting is adjourned and a new record date is set for the adjourned meeting.

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

The corporation shall not be required to recognize an appointment made irrevocable if it has received a writing revoking the appointment signed by the shareholder (including a shareholder who is a successor to the shareholder who granted the proxy) either personally or by his attorney -in-fact, notwithstanding that the revocation may be a breach of an obligation of the shareholder to another person not to revoke the appointment.

Subject to Section 11 and any express limitation on the proxy's authority appearing on the appointment form, the corporation is entitled to accept the proxy's vote or other action as that of the shareholder making the appointment.

Section 10. Voting of Shares. Each outstanding share of Common Stock or Preferred Stock shall be entitled to one vote, and each outstanding share of Class B Common Stock shall be entitled to 10,000 votes, and each fractional share shall be entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation as permitted by the Colorado Business Corporation Act. Cumulative voting shall not be permitted in the election of directors or for any other purpose. Each record holder of stock shall be entitled to vote in the election of directors and shall have as many votes for each of the shares owned by him as there are directors to be elected and for whose election he has the right to vote.

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

Neither the corporation nor its officers nor any agent who accepts or r ejects a vote, consent, waiver, proxy appointment or proxy appointment revocation in good faith and in accordance with the standards of this
Section is liable in damages for the consequences of the acceptance or rejection.

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

Any written consent executed pursuant to this Section 12 may be executed in as many counterparts as may be convenient or required. It shall not be necessary that the signature of, or on behalf of, each party, or that the signature of all persons required to bind any party, appear to each counterpart. All counterparts shall collectively constitute a single instrument. A photocopy, a facsimile, and/or a photocopy of a facsimile of any signature shall be as valid as an original.

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

Section 2. Number, Qualifications and Tenure. The number of directors of the corporation shall be fixed from time to time by the board of directors, within a range of no less than one or more than five. A director shall be a natural person who is eighteen years of age or older. A director need not be a resident of Colorado or a shareholder of the corporation.

Directors shall be elected at each annual meeting of shareholders.
Each director shall hold office until the next annual meeting of shareholders following his election and thereafter until his successor shall have been elected and qualified. Directors shall be removed in the manner provided by the Colorado Business Corporation Act.

Section 3. Vacancies.  Any director may resign at any time by giving written notice to the corporation. Such resignation shall take effect at the time the notice is received by the corporation unless the notice specifies a later effective date. Unless otherwise specified in the notice of resignation, he corporation's acceptance of such resignation shall not be
necessary to make it effective.   Any vacancy on the board of directors
may be filled by he affirmative vote of a majority of the shareholders or the board of directors. If the directors remaining in office constitute fewer than a quorum of the board, the directors may fill the vacancy by the affirmative vote of a majority of all the directors remaining in office. If elected by the directors, the director shall hold office until the next annual shareholder's meeting at which directors are elected. If elected by the shareholders, the director shall hold office for the unexpired term of his predecessor in office; except that, if the director's predecessor was elected by the directors to fill a vacancy, the director elected by the shareholders shall hold office or the unexpired term of the last predecessor elected by the shareholders.

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


Sections 4, 5, 6, 7, 8 and 12 of Article III, which govern meetings, notice, waiver of notice, quorum, voting requirements and action without a meeting of the board of directors, shall apply to committees and their members appointed under this Section 11.

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

Any written consent executed pursuant to this Section 12 may be executed in as many counterparts as may be convenient or required.
It shall not be necessary that the signature of, or on behalf of, each party, or that the signature of all persons required to bind any party, appear to each counterpart. All counterparts shall collectively constitute a single instrument. A photocopy, a facsimile, and/or a photocopy of a facsimile of any signature shall be as valid as an original.

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

Section 4. Vacancies. A vacancy in any office, however occurring, may filled by the board of directors, or by the officer or officers authorized by the board, for the unexpired portion of the officer's term.
If an officer resigns and his resignation is made effective at a later date, the board of directors, or officer or officers authorized by the board, may permit the officer to remain in office until the effective date and may fill the pending vacancy before the effective date if the board of directors or officer or officers authorized by the board provide that the successor shall not take office until the effective date. In the alternative, the board of directors, or officer or officers authorized by the board of directors, may remove the officer at any time before the effective date and may fill the resulting vacancy.

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



ARTICLE V
Stock

Section 1. Certificates. The board of directors shall be authorized to issue any of its classes of shares with or without certificates. The fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders. If the shares are represented by certificates, such shares shall be represented by consecutively numbered certificates signed, either manually or by facsimile, in the name of the corporation by one or more persons designated by the board of directors. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, such certificate may nonetheless be issued by the corporation with the same effect as if he were such officer at the date of its issue. Certificates of stock shall be in such form and shall contain such information consistent with law as shall be prescribed by the board of directors. If shares are not represented by certificates, within a reasonable time following the issue transfer of such shares, the corporation shall send the shareholder a complete written statement of all of the information required to be provided to holders of uncertificated shares by the Colorado Business Corporation Act.

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

Except as otherwise expressly provided in Article VIII, Sections 7 and 11, and except for the assertion of dissenters' rights to the extent provided in Article 113 of the Colorado Business Corporation Act, the corporation shall be entitled to treat the registered holder of any shares of the corporation as the owner thereof for all purposes, and the corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any person other than the registered holder, including without limitation any purchaser, assignee or transferee of such shares or rights deriving from such shares, unless and until such other person becomes the registered holder of such shares, whether or not the corporation shall have either actual or constructive notice of the claimed interest of such other person.

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


ARTICLE VI
Indemnification of Certain Persons

Section 1. Indemnification.  For purposes of Article VIII, a "Proper
Person" means any person who was or is a party or is threatened to be made a party to any threatened, pending, or complete action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary or agent of any foreign or domestic profit or nonprofit corporation or of any partnership, joint venture, trust, profit or nonprofit unincorporated association, limited liability company, or other enterprise or employee benefit plan. The corporation shall indemnify any Proper Person against reasonably incurred expenses
(including any attorneys' fees), judgments, penalties, fines (including any excise tax assessed with respect to an employee benefit plan) and amounts paid in settlement reasonably incurred by him in connection with such action, suit or proceeding if it is determined by the groups set forth in
Section 4 of this Article that he conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the corporation's best interests, or (ii) in all other cases (except criminal cases), that his conduct was at least not opposed to the corporation's best interests, or (iii) in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful. A Proper Person will be deemed to be acting in his official capacity while acting as a director, officer, employee or agent on behalf of this corporation and not while acting on this corporation's behalf for some other entity.

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

Section 6. Advance of Expenses. Reasonable expenses (including attorneys' fees) incurred in defending an action, suit or proceeding as described in Section 1 may be paid by the corporation to any Proper Person in advance of the final disposition of such action, suit or proceeding upon receipt of (i) a written affirmation of such Proper Person's good faith belief that he has met the standards of conduct prescribed by Section 1 of this Article VIII, (ii) a written undertaking, executed personally or on the Proper Person's behalf, to repay such advances if it is ultimately determined that he did not meet the prescribed standards of conduct (the undertaking shall be an unlimited general obligation of the Proper Person but need not be secured and may be accepted without reference to financial ability to make repayment), and (iii) a determination is made by the proper group (as described in Section 3 of this Article VI) that the facts as then known to the group would not preclude indemnification. Determination and authorization of payments shall be made in the same manner specified in Section 4 of this Article VI.

Section 7. Witness Expenses. The sections of this Article VI do not limit the corporation's authority to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when he has not been a named defendant or respondent in the proceeding.

Section 8. Report to Shareholders. Any indemnification of or advance of expenses to a director in accordance with this Article VIII, if arising out of a proceeding by or on behalf of the corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.


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


THE FOREGOING BYLAWS, consisting of twenty (20) pages, including this page, constitute the bylaws of The Heritage
Organization, Inc., a Colorado corporation, adopted by the board of directors of the corporation as of July 15, 2002.