Form 10QSB
period 2002-08-31
HERITAGE ORGANIZATION INC
filed 2002-10-15
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August
31, 2002.

.....Transition report under section 13 or 15(d) of the
Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At August 31, 2002, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended August 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


         THE HERITAGE ORGANIZATION, INC.
        (A Development Stage Company)
           FINANCIAL STATEMENTS


       Quarter Ended  August 31, 2002
       THE HERITAGE ORGANIZATION, INC.
        (A Development Stage Company)

Balance Sheet                                    F-1
Statement Operations                             F-2
Statements of Cash Flows                         F-3
Notes to Financial Statements                    F-4


                THE HERITAGE ORGANIZATION, INC.
                 (A Development Stage Company)
                        BALANCE SHEET
                       August 31, 2002
                         (unaudited)


 ASSETS
CURRENT ASSETS:
   Cash                                      $3,676
					     ------
   Total current assets                       3,676
                                             ------
   Total assets                              $3,676
                                             ======
 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable			    $ 1,550
   Notes payable - related party             18,000
   Accrued interest                             573
					    -------

   Total Current Liabilities                 20,123

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding             -
   Common stock, no par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                              8,500
Additional paid-in capital                   82,209
Deficit accumulated during the
 development stage                         (107,156)
					   --------

                                            (16,447)
					   --------
   Total Liabilities And
   Stockholders' Defcit                   $   3,676
					    =======

The accompanying notes are an integral part of the financial statements.

			F-1



                  THE HERITAGE ORGANIZATION, INC.
                   (A Development Stage Company)
                       STATEMENTS OF OPERATIONS



                   Period from          For the      For the
                   Inception            three months three months
                   August 28, 1996      ended	     ended
                   to August 31,        August 31,   August 31,
		   2002                 2002         2002

REVENUE              $      5           $     -       $      -

EXPENSES
Amortization	          300	              -	             -
Bank charges	          103	              -	             -
Consulting Fees	       62,800	              -	             -
Directors' fees	          200	              -	             -
Interest expense	2,670	            332	           285
Filing fee	          204	              -	             -
Legal & Professional   34,705	          2,005	         1,586
Office expense	        2,579	             25              -
Rent	                3,600	            150	           150
                     --------           -------        -------
TOTAL EXPENSES	      107,161	          2,513	         2,021
		     --------           -------        -------
NET LOSS	     (107,156)	         (2,513)	(2,021)

Accumulated deficit
 Balance,
 beginning of period  	    -	       (104,643)       (98,924)
 Balance, 	   ----------        ----------       --------
 end of period	   $ (107,156)	      $(107,156)     $(100,945)
		   ==========        ==========       ========

NET LOSS PER SHARE    $(0.01)         $   (0.00)     $   (0.00)
		   ==========        ==========       ========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	   8,055,658	    14,000,000      14,000,000
		   =========         ==========     ==========


The accompanying notes are an integral part of the financial statements.

				F-2


                    THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS



		                 For the	             For the
		                 Period from	      Three	   Three
	                         Inception	      months	   months
	                         August 28, 1996      ended	   ended
	                         to August 28,        August 31,   August 31,
				 2002                 2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	                   $ (107,156)	    $ (2,512)	  $(2,021)

Adjustments to reconcile net loss to
net cash flows from operating activities:

Amortization	                          300	           -	        -
Rent expense	                        3,600	         150	      150
Expenses paid
 by shareholders	               15,609	           -	        -
Stock issued for
 directors' fees	               59,960	           -	        -
Stock issued for
 consulting fees	                3,040	           -	        -
Increase in accounts
 payable	                        1,550	       1,475	    1,355
Increase (decrease) in
 accrued interest	                  573	        (105)	     (290)
				     --------         ------       ------
Net cash flows
 from operating
 activities	                      (22,524)	        (992)	     (806)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs	                 (300)		   -	        -
				     --------         ------       ------
Net cash flows
 from investing
 activities	                         (300)	           -	        -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of
  common stock	                        8,500 	           -	        -
Notes payable -
  related party	                       18,000	           -	        -
				     --------        -------       ------
Net cash flows
from financing
activities	                       26,500	           -	        -
				     --------        -------       ------
NET INCREASE
 (DECREASE) IN CASH	                3,676	        (992)	     (806)

CASH, BEGGINING OF PERIOD	            -	       4,668	    1,792
				     --------        -------       ------
CASH, END OF PERIOD	            $   3,676	     $ 3,676	   $  986
				     ========        =======       ======

The accompanying notes are an integral part of the financial statements.


			f-3


              THE HERITAGE ORGANIZATION, INC.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
                    August 31, 2002

 1. NOTE Management's Representation of Interim Financial
Information

The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2002.

			F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $18,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended August 31, 2002, reflects a total asset value of $3,676.

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

Results of Operations.

During the period from August 28, 1996 (inception) through August 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $107,156.

As of the end of its first quarter ending August 31, 2002, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $2,512 for the first quarter, compared with a loss of $2,021 for the same quarter of the previous fiscal year. The loss during the third quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

	(a)	There were no reports on Form 8-K filed during
the quarter ended August 31, 2002.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  October 1, 2002


By: /s/___________________________
	Gary M. Kornman
		Chairman of the Board

I, Vickie A. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Heritage Organization, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 30, 2002
                                                /s/_______________________
                                                           Vickie A Walker
                                                      President, Treasurer