Form 10QSB
period 2002-11-30
HERITAGE ORGANIZATION INC
filed 2003-01-14
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 14, 2003, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended November 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


         THE HERITAGE ORGANIZATION, INC.
        (A Development Stage Company)

           FINANCIAL STATEMENTS

       Quarter Ended November 30, 2002


                   CONTENTS


Balance Sheet                                    F-1
Statements of Operations                         F-2
Statements of Cash Flows                         F-3
Notes to Financial Statements                    F-4


                THE HERITAGE ORGANIZATION, INC.
                 (A Development Stage Company)
                        BALANCE SHEET
                      November 30, 2002
                         (unaudited)


 ASSETS
CURRENT ASSETS:
   Cash                                   $     827
					   --------
   Total current assets                         827
					   --------
   Total assets                           $     827
                                           ========
 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable			  $     150
   Notes payable - related party             18,000
   Accrued interest                             319
					   --------

   Total Current Liabilities                 18,469

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding             -
   Common stock, no par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                              8,500
   Additional paid-in capital                82,359
   Deficit accumulated during the
    development stage                      (108,501)
					   --------

                                            (17,642)
					   --------
   Total liabilities and
   stockholders' defcit                   $     827
					   ========

The accompanying notes are an integral part of the financial statements.

			F-1



                  THE HERITAGE ORGANIZATION, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS



                       Period from        For the        For the
                       August 28, 1996    three months   three months
                       (Inception)        ended          ended
                       to November 30,    November 30,   November 30,
		       2002               2002           2001

REVENUE                $        5         $        -     $        -

EXPENSES
Amortization	              300                  -              -
Bank charges	              103                  -              -
Consulting fees	           62,800                  -              -
Directors' fees	              200                  -              -
Interest expense            2,975                306            280
Filing fee	              205                  -              -
Legal and professional     35,594                889            600
Office expense	            2,579                  -              -
Rent expense                3,150                150            150
		        ---------          ---------      ---------
TOTAL EXPENSES	          108,506              1,345          1,030
		        ---------          ---------      ---------
NET LOSS                 (108,501)            (1,345)        (1,030)

Accumulated deficit
 Balance,
  beginning of period           -           (107,156)      (100,946)
 Balance,               ---------          ---------      ---------
  end of period        $ (108,501)        $ (108,501)    $ (101,976)
		        =========          =========      =========

NET LOSS PER SHARE     $    (0.01)        $    (0.00)    $    (0.00)
		        =========          =========      =========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	        8,292,598         14,000,000     14,000,000
		        =========         ==========     ==========


The accompanying notes are an integral part of the financial statements.

				F-2



                  THE HERITAGE ORGANIZATION, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS



                       For the        For the
                       six months     six months
                       ended          ended
                       November 30,   November 30,
		       2002           2001

REVENUE                $        -     $        -

EXPENSES
Amortization	                -              -
Bank charges	                -              -
Consulting fees	                -              -
Directors' fees	                -              -
Interest expense              638            565
Filing fee	                -              -
Legal and professional      2,894          2,186
Office expense	               25              -
Rent expense                  300            300
		        ---------      ---------
TOTAL EXPENSES	            3,857          3,051
		        ---------      ---------
NET LOSS	           (3,857)        (3,051)

Accumulated deficit
 Balance,
  beginning of period    (104,644)       (98,925)
 Balance,               ---------      ---------
  end of period        $ (108,501)    $ (101,976)
		        =========      =========

NET LOSS PER SHARE     $    (0.00)    $    (0.00)
		        =========      =========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	       14,000,000     14,000,000
		       ==========     ==========


The accompanying notes are an integral part of the financial statements.

				F-2


                    THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS



                                                   For the       For the
		                 Period from	   six           six
	                         August 28, 1996   months        months
	                         (Inception)       ended         ended
	                         to November 30,   November 30,  November 30,
				 2002              2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         $ (108,501)	   $  (3,857)    $  (3,051)

Adjustments to reconcile net loss to
net cash flows from operating activities:

Amortization                            300                -             -
Rent expense                          3,750              300           300
Expenses paid by shareholders        15,609                -             -
Stock issued for directors' fees     59,960                -             -
Stock issued for consulting fees      3,040                -             -
Increase (decrease) in
 accounts payable                       150               75            (6)
Increase (decrease) in
 accrued interest                       319             (359)         (585)
                                  ---------        ---------     ---------
Net cash flows from
 operating activities               (25,373)          (3,841)       (3,342)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                     (300)               -             -
                                  ---------        ---------     ---------
Net cash flows from
 investing activities                  (300)               -             -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock              8,500                -             -
Notes payable - related party        18,000                -         3,000
                                  ---------        ---------     ---------
Net cash flows from
 financing activities                26,500                -         3,000
                                  ---------        ---------     ---------
NET INCREASE
 (DECREASE) IN CASH                     827           (3,841)         (342)

CASH, BEGGINING OF PERIOD                 -            4,668         1,791
                                  ---------        ---------     ---------
CASH, END OF PERIOD              $      827       $      827    $    1,449
                                  =========        =========     =========

The accompanying notes are an integral part of the financial statements.


			f-3


              THE HERITAGE ORGANIZATION, INC.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
                    November 30, 2002

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

			F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $18,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended November 30, 2002, reflects a total asset value of $827.

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

Results of Operations.

During the period from August 28, 1996 (inception) through November 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $108,501.

As of the end of the quarter ending November 30, 2002, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $1,345 for the quarter, compared with a net loss of $1,030 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             99.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             None


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HERITAGE ORGANIZATION, INC.
(Registrant)

Date:  January 14, 2003


By: /s/ Vickie A. Walker
President


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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to ignificant deficiencies and material weaknesses.


Date: January 14, 2003
                                            /s/  Vickie A Walker
                                            Chief Executive Officer and
                                            Chief Financial Officer