Form 10QSB
period 2003-02-28
HERITAGE ORGANIZATION INC
filed 2003-04-11
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2003.

.....Transition report under section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

             Commission File No:   0-21951

           THE HERITAGE ORGANIZATION, INC.
       (Name of small business in its charter)

      Colorado                           84-1356383
(State or other                     (IRS Employer Id. No.)
jurisdiction of Incorporation)

5001 Spring Valley Road, Suite 800, East Tower
Dallas,  Texas                                   75244
(Address of Principal Office)                   Zip Code

Issuer's telephone number:    (972) 991-4411


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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April , 2003, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended February 28, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


         THE HERITAGE ORGANIZATION, INC.
        (A Development Stage Company)

           FINANCIAL STATEMENTS

       Quarter Ended February 28, 2003


                   CONTENTS


Balance Sheet                                    F-1
Statements of Operations                         F-2
Statements of Cash Flows                         F-3
Notes to Financial Statements                    F-4


                THE HERITAGE ORGANIZATION, INC.
                 (A Development Stage Company)
                        BALANCE SHEET
                      February 28, 2003
                         (unaudited)


 ASSETS
CURRENT ASSETS:
   Cash                                   $     177
					   --------
   Total current assets                         177
					   --------
   Total assets                           $     177
                                           ========
 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable			  $     675
   Notes payable - related party             18,000
   Accrued interest                             612
					   --------

   Total current liabilities                 19,287

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding             -
   Common stock, no par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                              8,500
   Additional paid-in capital                82,509
   Deficit accumulated during the
    development stage                      (110,119)
					   --------

                                            (19,110)
					   --------
   Total liabilities and
   stockholders' deficit                   $     177
					   ========

The accompanying notes are an integral part of the financial statements.

			F-1



                  THE HERITAGE ORGANIZATION, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS



                       Period from           For the             For the
                       August 28, 1996    three months   three months
                       (Inception)            ended               ended
                       to February 28,      February 28,    February 28,
		       2003               2003           2002

REVENUE                $          5         $        -     $              -

EXPENSES
Amortization	         300             -                      -
Bank charges	         103             -                      -
Consulting fees	    62,800             -                      -
Directors' fees	         200             -                      -
Interest expense             3,268          293                 245
Filing fee	                         205             -                      -
Legal and
professional                  36,769        1,175               1,075
Office expense	       2,579            -                      -
Rent expense                  3,900         150                 150
		    ---------          ---------            ---------
TOTAL EXPENSES   110,124             1,618              1,470
		    ---------          ---------            ---------
NET LOSS                 (110,119)          (1,618)           (1,470)

Accumulated deficit
 Balance,
  beginning of period           -             (108,501)      (101,976)
 Balance,                       ---------          ---------          ---------
  end of period        $  (110,119)    $ (110,119)   $ (103,446)
	                =========    =========    =========

NET LOSS PER SHARE     $    (0.01)        $    (0.00)    $    (0.00)
		        =========          =========      =========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	        8,509,060         14,000,000     14,000,000
		        =========         ==========     ==========


The accompanying notes are an integral part of the financial statements.

				F-2



                  THE HERITAGE ORGANIZATION, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS



                       For the              For the
                       nine months      nine months
                       ended                 ended
                       February 28,      February 28,
		 2003                  2002

REVENUE                $        -     $        -

EXPENSES
Amortization	           -               -
Bank charges	           -               -
Consulting fees	           -               -
Directors' fees	           -               -
Interest expense               931          811
Filing fee	                           -               -
Legal and
professional                   4,069       3,260
Office expense	           25             -
Rent expense                     450         450
		        ---------    ---------
TOTAL EXPENSES       5,475      4,521
		        ---------    ---------
NET LOSS	      (5,475)   (4,521)

Accumulated deficit
 Balance,
  beginning of period    (104,644)       (98,925)
 Balance,                         ---------      ---------
  end of period        $    (110,119)    $ (103,446)
		  =========      =========

NET LOSS PER SHARE     $    (0.00)    $    (0.00)
		        =========      =========

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	       14,000,000     14,000,000
		       ==========     ==========


The accompanying notes are an integral part of the financial statements.

				F-2


                    THE HERITAGE ORGANIZATION, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS



                                          For the       For the          For the
		          Period from	   nine              nine
	                         August 28, 1996   months          months
	                         (Inception)           ended             ended
	                         to Febraury 28,     February 28,  February 28,
			 2003              2003             2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         $ (110,119)	   $  (5,475)    $  (4,521)

Adjustments to reconcile net loss to
net cash flows from operating activities:

Amortization                            300                -             -
Rent expense                          3,900              450           450
Expenses paid by shareholders        15,609                -             -
Stock issued for directors' fees     59,960                -             -
Stock issued for consulting fees      3,040                -             -
Increase (decrease) in
 accounts payable                       675               600           (6)
Increase (decrease) in
 accrued interest                       612             (66)           (339)
                                  ---------        ---------     ---------
Net cash flows from
 operating activities               (26,023)          (4,491)       (4,416)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                     (300)               -             -
                                  ---------        ---------     ---------
Net cash flows from
 investing activities                  (300)               -             -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock              8,500                -             -
Notes payable - related party        18,000                -         3,000
                                  ---------        ---------     ---------
Net cash flows from
 financing activities                26,500                -         3,000
                                  ---------        ---------     ---------
NET INCREASE
 (DECREASE) IN CASH                     177           (4,491)         (1,416)

CASH, BEGINNING OF PERIOD                 -            4,668         1,791
                                  ---------        ---------     ---------
CASH, END OF PERIOD              $      177       $      177    $      375
                                  =========        =========     =========

The accompanying notes are an integral part of the financial statements.


			f-3


              THE HERITAGE ORGANIZATION, INC.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
                    Febraury 28, 2003

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

			F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $18,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended February 28, 2003, reflects a total asset value of $177.

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

Results of Operations.

During the period from August 28, 1996 (inception) through February 28, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $110,119.

As of the end of the quarter ending February 28, 2003, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $1,618 for the quarter, compared with a net loss of $1,470 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Date:  April , 2003


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


Date: April , 2003
                                            /s/  Vickie A Walker
                                            Chief Executive Officer and
                                            Chief Financial Officer