Form 10KSB
period 2003-05-31
HERITAGE ORGANIZATION INC
filed 2003-08-29
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                            Form 10-KSB

     (Mark One)
X    Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended May 31, 2003.

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

5001 Spring Valley Road, Suite 800 East Tower
__________________________________________________________
Address of Principal Executive Office (street and number)

Dallas, Texas 75244
__________________________________________________________
City, State and Zip Code

Issuer's telephone number:  (972) 991-0001

Securities to be registered under Section 12(b) of the Exchange Act:

Title of each class        Name of each exchange on which registered
N/A                                                          N/A

Securities to be registered under Section 12(g) of the Exchange Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes        No___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 as of August 29, 2003.

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

As of the end of its fiscal year ending May 31, 2003, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.

To date, the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company currently has no employees and owns no real estate.

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

In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have net tangible assets, a market capitalization of, or net income in its latest fiscal year. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

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

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions".

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

The Company currently maintains a mailing address at 5001 Spring
Valley Road, Suite 800 East Tower, Dallas, Texas 75244, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is
(972)-991-4411.

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
HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the reporting year which ended May 31, 2003.


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

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $23,000 from five loans from a shareholder, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses.
Consequently, the Company's balance sheet for the fiscal year ended
May 31, 2003, reflects a total asset value of $4,493.

Results of Operations

During the period from August 28, 1996 (inception) through May 31,
2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ended May 31, 2003, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

May 31, 2003


CONTENTS


                                                                 Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-1

BALANCE SHEET                                                     F-2

STATEMENTS OF OPERATIONS                                          F-3

STATEMENTS OF CASH FLOWS                                          F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                F-5 to F-6

NOTES TO FINANCIAL STATEMENTS                             F-7 to F-10


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
The Heritage Organization, Inc.


We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 2003 and 2002, and for the period from inception (August 28, 1996) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. as of May 31, 2003, and the results of its operations, the changes in its stockholders' equity (deficit) and its cash flows for the years ended May 31, 2003 and 2002, and for the period from inception (August 28, 1996) to May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
July 18, 2003

/s/ Comiskey and Company
PROFESSIONAL CORPORATION

                        THE HERITAGE ORGANIZATION, INC.
                         fka Buffalo Capital III, Ltd.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                  May 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	               $4,493
                                           --------
Total current assets			          4,493
                                           --------
TOTAL ASSETS	                           $4,493
                                           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                             $1,027
Notes payable - related party                23,000
Accrued interest - related party                637
                                           --------
Total current liabilities                    24,664

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and
outstanding                                       -
Common stock, no par value; 100,000,000
shares authorized; 14,000,000 shares
issued andoutstanding                         8,500
Additional paid-in capital                   82,659
Deficit accumulated during the development
stage                                      (111,330)
                                          ----------
                                            (20,171)
                                          ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $4,493
                                             ======



The accompanying notes are an integral part of the financial statements.

                     THE HERITAGE ORGANIZATION, INC.
                      fka Buffalo Capital III, Ltd.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS

                         For the period
                         from inception    For the      For the
                         (August 28, 1996) year ended   year ended
                         to May 31,        May 31,      May 31,
                         2003              2003         2002
                         ----------------  -----------  -----------
REVENUES                 $              5  $         -  $         -

EXPENSES
Amortization                          300            -            -
Bank charges                          103            -            -
Consulting fees                    62,800            -            -
Directors' fees                       200            -            -
Interest expense                    3,649        1,312        1,076
Filing fee                            205            -            -
Legal and professional             37,449        4,749        4,043
Office expense                      2,579           25            -
Rent expense                        4,050          600          600
                        -----------------  ------------  -----------
Total expenses                    111,335        6,686        5,719

NET LOSS                         (111,330)      (6,686)      (5,719)

Accumulated deficit

Balance, beginning of period            -      (104,644)     (98,925)
                        -----------------  ------------  ----------
Balance, end of period  $        (111,330)  $  (111,330)  $ (104,644)
                        -----------------  ------------  ----------
NET LOSS PER SHARE      $           (0.01) $      (NIL)  $     (NIL)
                        -----------------  ------------  -----------
WEIGHTED AVERAGE
NUMBER OF  SHARES
OUTSTANDING                     8,713,996   14,000,000    14,000,000
                        -----------------  ------------  -----------

The accompanying notes are an integral part of the financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                                    fka Buffalo Capital III, Ltd.
                                (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                For the period
                                from inception     For the 	   For the
                                (August 28, 1996)  year ended  year ended
                                to May 31,         May 31,	   May 31,
                                2003               2003 	   2002

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                        $      (111,330)   $  (6,686) $  (5,719)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Amortization                                300            -          -
Rent expense                              4,050          600        600
Expenses paid by shareholders            15,609            -          -
Stock issued for directors' fees         59,960            -          -
Stock issued for consulting fees          3,040            -          -
Increase in accounts payable              1,027          952         69
Increase (decrease) in accrued
  interest                                  637          (41)       (73)
                                 --------------    ---------   --------

Net cash flows from operating
activities                              (26,707)      (5,175)    (5,123)

 CASH FLOWS FROM INVESTING
 ACTIVITIES
Organization costs                          (300)           - 	    -
                                 --------------    ---------   --------
Net cash flows from investing
activities                                 (300)           -          -

 CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock                  8,500            -          -
Notes payable - related party            23,000        5,000 	8,000
                                 --------------    ---------   --------
Net cash flows from financing
activities                               31,500        5,000      8,000
                                 --------------    ---------   --------
 NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS              4,493         (175)     2,877

 CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                           -        4,668      1,791
                                 --------------    ---------   --------
 CASH AND CASH EQUIVALENTS,               4,493        4,493      4,668
                                 ==============    =========   ========


The accompanying notes are an integral part of the financial statements.

                           THE HERITAGE ORGANIZATION, INC.
                            fka Buffalo Capital III, Ltd.
                             (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the period from inception (August 28, 1996) to May 31, 2003

                                                            Deficit
                                                          accumulated   Total
                       Price  Common stock  Additional during the stockholders'
                       per    Number          paid-in  development     equity
                       share  shares   Amount Capital      stage     (deficit)
                        ------ --------- ------ ---------- ---------- ---------
Common stock issued for
 cash and subscriptions
 receivable, August 1996 0.05    150,000 $7,500  $      - $       -  $   7,500

Common stock issued for
 services,August 1996 0.00001 24,000,000      -       240         -        240

Shares cancelled            - (22,800,000)     -         -         -         -
Rent and services provided
at no charge                -          -      -    60,210         -     60,210

Net loss, May 31, 1997      -          -      -         -   (63,964)   (63,964)
                       ------ ---------- ------   -------  ----------  --------
Balance, May 31, 1997       -  1,350,000  7,500    60,450   (63,964)     3,986

Shares cancelled            -   (120,000)     -         -         -          -

Common stock issued for
 services February 1998  0.10     30,000      -     3,000         -      3,000

Rent provided at no
charge                      -          -      -       600         - 	   600

Expenses paid by
shareholders                -          -      -     4,536         - 	 4,536

Net loss, May 31, 1998      -          -      -         -   (12,147)   (12,147)
			     ------ ---------- ------  --------  ----------  --------
Balance, May 31, 1998       - 1,260,000   7,500   68,586    (76,111)	   (25)

Common stock issued for
 cash May 1999        0.00008 12,740,000   1,000         -         - 	 1,000

Rent provided at no
charge                      -         -       -       600         - 	   600

Expenses paid by
shareholders                -         -       -    11,073         -     11,073

Net loss, May 31, 1999      -         -       -         -    (12,513)  (12,513)
			     ------ ---------  ------ ---------  ----------  --------

Balance, May 31, 1999       - 14,000,000  8,500    80,259    (88,624)      135

Rent provided at no
charge                      -         -       -       600          - 	   600

Net loss, May 31, 2000      -         -       -         -     (4,961)   (4,961)
                       ------ ---------  ------ ---------  ----------  --------

Balance, May 31, 2000       -14,000,000   8,500    80,859    (93,585)   (4,226)

Rent provided at no
charge                      -         -       -       600          -       600

Net loss, May 31, 2001      -         -       -         -     (5,340)   (5,340)
                       ------ ---------  ------ ---------  ----------   -------
Balance, May 31, 2001       - 14,000,000  8,500    81,459    (98,925)   (8,966)

Rent provided at no
charge                      -          -      -       600          -       600

Net loss, May 31, 2002      -          -      -         -     (5,719)   (5,719)
                       ------ ---------  ------ ---------  ----------   -------
Balance, May 31, 2002       -  14,000,000 8,500    82,059   (104,644)  (14,085)

Rent provided at no
charge                      -          -      -       600          -       600

Net loss, May 31, 2003      -          -      -         -     (6,686)   (6,686)
                       ------ ---------  ------ ---------  ----------   -------
Balance, May 31, 2003       -  14,000,000 $8,500  $ 82,659  $(111,330) $(20,171)
 			     ======  ========== ====== =========  =========  ========

The accompanying notes are an integral part of the financial statements.

             THE HERITAGE ORGANIZATION, INC.
               fka Buffalo Capital III, Ltd.
              (A Development Stage Company)
              NOTES TO FINANCIAL STATEMENTS
                     May 31, 2003

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

Consideration of Other Comprehensive Income Items
FAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Impairement or Disposal of Long-Lived Assets
In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS
144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144 for this fiscal year. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending May 31, 2003.

2.	Stockholders' Equity
Common Stock
As of May 31, 2003, 14,000,000 shares of the Company's no par value stock were issued and outstanding. Of these shares, 11,083,800 were purchased for $870 cash on May 4, 1999 by Steadfast Investments, L.P. Another 1,656,200 shares were purchased for $130 cash on May 4, 1999 by GMK Holdings, LLC.

Effective May 4, 1999, pursuant to the transfer in ownership of 12,740,000 shares of common stock, all Class A and Class B warrants were cancelled as per agreement.

For the year ended May 31, 1997, 2,280,000 (pre-split) shares of the Company's common stock were cancelled.

2.	Stockholders' Equity (continued)
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

Notes Payable
The Company has five unsecured notes payable to a shareholder totaling $23,000 as follows:

Maturity date        Interest rate     Principal amount
August 18, 2003	       6.75%	        $5,000
October 5, 2003	       6.75%	        $3,000
November 21, 2003	       6.25%	        $5,000
March 18, 2004           6.25%		  $5,000
May 16, 2004	       6.25%	        $5,000

The notes are payable on the earlier of the demand date or the maturity date
specified above.   Interest of $637 was included in operations for the year
ended May 31, 2003.

4.Income Taxes
The Company has Federal net operating loss carryforwards of approximately $111,300 expiring during the years 2012, 2013, and 2019 through 2023. The tax benefit of these net operating losses is approximately $22,000 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2003, the valuation allowance increased by approximately $1,300.

5.	Supplemental Disclosure of Non-cash Financing Activities
The Company recorded rent expense for the years ended May 31, 2003 and 2002 of $50 per month for a total of $600 and $600, respectively.

Interest paid totaled $998 and $1,150 for the years ended May 31, 2003 and 2002, respectively.

PART III

Item 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
 OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	              Age                Positions Held and Tenure

Gary M. Kornman      59                Chairman of Board of Directors
                                        since May 1999

Vickie A. Walker     44                Treasurer & Director since
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


ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS' MATTERS.

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
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

Exhibit No.                    Document**

              3.1    Certificates on Incorporation

              31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

              32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

     * Filed herewith

    ** Bylaws have been previously filed as an exhibit to the company on form 10ksb for the year 2002. There have been no sigfnificant changes.

(b) There have been no reports on Form 8-K filed for the annual reporting period ended May 31, 2003.




Signatures

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE HERITAGE ORGANIZATION, INC.

By: /s/ _________________________________________
Gary M. Kornman (Chairman of Board of Directors)
Date: August 29, 2003


By: /s/ ___________________________________________
Vickie A. Walker (Secretary-Treasurer, President & Director)
Date: August 29, 2003




The Heritage Organization, Inc.

AMENDED & RESTATED
ARTICLES OF INCORPORATION OF
BUFFALO CAPITAL III, LTD.

I, the undersigned President of Buffalo Capital III, Ltd., do hereby set forth the Amended and Restated Articles of Incorporation of Buffalo Capital III, Ltd.:

ARTICLE I
NAME
The name of the Corporation is changed to The
Heritage Organization, Inc.

ARTICLE II
ADDRESS AND AGENT
The address of the Corporation's registered office in the State of Colorado is 1675 Broadway, Suite 1200,
Denver, Colorado 80202, and the name of its registered agent at such address is The Corporation Company of Colorado. The address of the Corporation's principal office is Suite 800, East Tower, 5001 Spring Valley Road,
Dallas, Texas 75244.

ARTICLE III
PURPOSE
The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the Colorado
Revised Statutes.

ARTICLE IV
CAPITAL STOCK
4.1	The aggregate number of shares of Capital Stock that
the Corporation shall have the authority to issue is one hundred ten million (110,000,000) shares of Capital Stock, of which (a) ninety nine million (99,000,000) shares shall be Common Stock, having a $0.00001 par value per share
(called and referred to herein as the "Common Stock"), (b) one million (1,000,000) shares shall be Class B Common Stock, having a $0.00001 par value per share (called and referred to herein as the "Class B Common Stock") and (c) ten million (10,000,000) shares shall be Preferred Stock, having a $0.00001 par value per share (called and referred to herein as the
      "Preferred Stock")

	4.2	The Board of Directors of the Corporation is herby
	expressly vested with authority to issue up to 99,000,000 shares of the Common Stock, up to 1,000,000 shares of the Class B Common Stock and up to 10,000,000 shares of Preferred Stock from time to time.

	4.3	The following is a statement of the designations, powers,
	preferences, rights, qualifications, limitations and/or restrictions in respect of the classes of stock of the Corporation and of the authority with respect thereto expressly vested in the Board of Directors of the Corporation.


I.	Common Stock:

A. Each share of Common Stock of the Corporation shall have identical rights and privileges in every respect to any other shares of Common Stock. The holder of each share of Common Stock shall be entitled to vote upon all matters submitted to a vote of the stockholders of the Corporation and shall be entitled to one (1) vote for each share of Common Stock held

B. Subject to the prior rights and preferences, if any, applicable to shares of the Preferred Stock or any series thereof, the holders of shares of the Common Stock shall be entitled to receive such dividends (payable in cash, stock, or otherwise) as may be declared by the Board of Directors at any time or from time to time out of any funds legally available therefor.

C. In the event. of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock or any series thereof, the holders of shares of the Common Stock and Class B Common Stock shall be entitled to receive, equally for each share, all of the remaining assets of the Corporation available for distribution to its stockholders, ratably in proportion to the number of shares of Common Stock and Class B Common
Stock held by them. A liquidation, dissolution, or winding up of the Corporation, as such terms are used in this
Section 4.3, shall not be deemed to be occasioned by or to include any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, lease, exchange, or conveyance of all or a part of the assets of the Corporation.

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

A. Each share of Class B Common Stock of the Corporation shall have identical rights and privileges in every respect to any other shares of Class B Common Stock. The holders of each share of Class B Common Stock shall be entitled to vote, along with the holders of the shares of Common Stock, upon all matters submitted to a vote of the stockholders of the Corporation and shall be entitled to ten thousand
(10,000) votes for each share of Class B Common Stock held.

B. Subject to the prior rights and preferences, if any, applicable to shares of the Preferred Stock or any series thereof, the holders of shares of the Class B Common Stock shall be entitled to receive such dividends (payable in cash, stock, or otherwise) as may be declared by the Board of Directors at any time or from time to time out of any funds legally available therefor.

C. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock or any series thereof, the holders of shares of the Common Stock and Class B Common Stock shall be-entitled to receive, equally for each share, all of the remaining assets of the Corporation available for distribution to its stockholders, ratably in proportion to the number of shares of Common Stock and Class B Common Stock held by them. A liquidation, dissolution, or winding up of the Corporation, as such terms are used in this Section 4.3, shall not be deemed to be occasioned by or to include any consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, lease, exchange or conveyance of all or a part of the assets of the Corporation.

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

III. Preferred Stock

A. Shares of the Preferred Stock may be issued from time to time in one or more series, the shares of each series to have such designations, powers, preferences, rights, qualifications, limitations and/or restrictions, including voting rights, as shall be stated and expressed herein or in a resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Corporation. Each such series of Preferred Stock shall be designated so as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is hereby expressly authorized, subject to the limitations provided by law and herein by these Articles, to establish and designate series of the Preferred Stock, to fix the number of shares constituting each series, and to fix the designations, powers, preferences, rights, qualifications, limitations and/or restrictions, including voting rights, of the shares of each series and the variations of the relative rights and preferences as between series, and to increase and to decrease the number of shares constituting each series, provided that the Board of Directors may not decrease the number of shares within a series theretofore fixed below the number of shares within such series that is then issued. The relative designations, powers, preferences, rights, qualifications, limitations and/or restrictions may vary between and among series of Preferred Stock in any and all respects so long as all shares of the same series are identical in all respects, except that shares of any such series issued at different times may have different dates from which dividends thereon cumulate. The authority of the Board of Directors of the Corporation with respect to each series shall include; but shall not be limited to, the authority to determine the following:
		(1) The designation of such series;

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

		(6) Whether or not the shares of such series shall have voting powers and, if such shares shall have such voting powers, the terms and conditions thereof, including but not limited to, whether the Preferred Stock shall have no voting rights or no more than one (1) vote per share; provided, however, that the right to cumulate votes for the election of Directors is expressly denied and prohibited. Furthermore any voting rights granted to any Preferred Stock are subordinate to the provisions of Article VI;

		(7) Whether or not a sinking fund shall be provided for the redemption of the shares of such series and, if such a sinking fund shall be provided, the terms and conditions thereof;

		(8) Whether or not a purchase fund shall be provided for the shares of such series and, if such a purchase fund shall be provided the terms and conditions thereof;

		(9) Whether or not the shares of such series shall be convertible into or exchangeable for, at the option of either the Corporation or the holder of upon the happening of a specified event, stock of any other class or series or any other securities of the Corporation other than Class B Common Stock, and, if such shares shall be so convertible or exchangeable, the terms and conditions of conversion or exchange, including but not limited to any provision for the adjustment of the conversion or exchange rate or the conversion or exchange price; and

		(10) Any other preferences, limitations, and relative rights as shall not be inconsistent with the provisions of this Article IV or the limitations provided by law.

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

	4.5 Options. Warrants & Debentures. Subject to the provisions of
	Article VI, the Corporation shall have authority to issue options, warrants and debentures convertible into or exercisable for authorized Common Stock and/or Preferred Stock, but not for Class
	B Common Stock, of the Corporation as set forth in such option, warrant or debenture. The terms of the options, warrants and debentures, including all rights and preferences, shall be as specified in the resolution or resolutions adopted by the Board of Directors designating such options, warrants and debentures, which resolution or resolutions the Board of Directors is hereby expressly authorized to adopt.

	4.6 Voting Approval of the stockholders for any matter submitted to a vote of the stockholders may be obtained in either of the following manners:

	(A) Stockholder Meetings. The affirmative vote of greater than fifty percent (50%) (or greater percentage, if a greater percentage is required by these Articles or the Bylaws) of the stockholders present at any meeting at which there is a quorum shall be required to approve any matter submitted to a stockholder vote at such meeting. At all meetings of the stockholders of the Corporation in which matters are submitted to a vote of the stockholders, one-third of the shares entitled to vote on matters eligible for a vote of the stockholders shall constitute a quorum for purposes of voting at such meeting. Such shares may be represented by person or by proxy.

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

ARTICLE V
PERPETUAL EXISTENCE
The Corporation is to have perpetual existence.

ARTICLE VI
PRE-EMPTIVE RIGHTS
No stockholder of Common Stock or Preferred Stock shall have any pre-emptive right to purchase shares of the Corporation except that the stockholders of Class B Common Stock shall have the pre-emptive right to purchase, at their par value, additional. shares of Class B Common Stock of the Corporation in order to maintain the same relative voting power in the Corporation upon the issuance of any additional shares of Capital Stock of the Corporation to any other stockholder or upon the issuance of any shares of Capital Stock of the Corporation to any new stockholder.

ARTICLE VII
DIRECTORS
	7.1	Designations. The governing board of the Corporation shall be styled as a "Board of Directors," and any member of said Board shall be styled as a "Director".

	7.2	Powers and Acts of the Directors. All corporate powers of the
Corporation shall be exercised by the Board of Directors except as otherwise provided herein, by the By-Laws of the Corporation or by law. In the event of a conflict between the terms, powers, and conditions of these Articles and the By-Laws of the Corporation as determined by the Directors, these Articles shall control and take precedence over the By-Laws. ln furtherance, not in limitation, of the powers conferred by statute and by law, the Board of Directors is expressly authorized:

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

	(F) To authorize the payment of compensation to the Directors for services to the Corporation, including fees and expenses for attendance at meetings of the Board of Directors, and Executive Committee and other committees and/or salaries for serving as such Directors or committee members, and to determine the amount of such compensation

	(G) From time to time to formulate, establish, promote and carry out, and to amend, alter, change, revise, recall, repeal or abolish, a plan or plans for the participation by all or any of the employees, including Directors and officers, of the Corporation, or of any corporation, partnership, limited liability company, company, association, trust or organization in which or in the welfare of which the Corporation has any interest, and those actively engaged in the conduct of the Corporation's business in the profits, gains or business of the Corporation's legitimate expenses and for the furnishing to such employee, Directors, officers or persons or any of them, at the Corporation's expense, medical services, insurance against accident, sickness or death, pensions during old age, disability or unemployment, education, housing, social services, recreation or other similar aids for their relief or general welfare, in such manner and upon such terms and conditions as the Board of Directors shall determine.

	(H) From time to time to formulate, establish and carry out, and to amend, alter, change, revise, recall, repeal or abolish, a plan or plans providing for the purchase of shares of Common Stock, but not Class B Common Stock, of the Corporation by, or for the granting of options or other rights to purchase shares of Common Stock, but not Class B Common Stock, of the Corporation to, or for the issuance of shares of Common Stock, but not Class B Common Stock of the Corporation to, all or any of the officers and other employees of the Corporation, upon such terms and conditions and for such consideration as the Board of Directors may determine in good faith to be fair and reasonable.

	(I) By a majority of the whole Board to designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The. Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. The By-Laws of the Corporation may provide that in the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors in. the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in - reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, or lease or exchange or all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the By-Laws of the Corporation to expressly so provide, and no such committee shall have the power of authority to declare a dividend or to authorize the issuance of stock.

	7.3	Number. Election and Terms of Directors, The business and
affairs of the Corporation shall be managed by a Board of Directors, which, subject to the rights of holders of shares of any class or series of preferred Stock of the Corporation then outstanding to elect additional Directors under specified circumstances, shall consist of not less than one nor more than nine persons. The number of members constituting the current Board of Directors is four. The exact number of Directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed firm time to time by either (i) the Board of Directors pursuant to a written resolution adopted by a majority of the entire Board of Directors or (ii) the affirmative vote of the holders of more than fifty percent (50%) of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors voting together as a single class. Such affirmative vote of the stockholders may be made at a meeting of the stockholders or by written consent of the stockholders as provided in
Section 4.6.

	7.4	Stockholder Nomination of Director Candidates. Notice of
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
these Articles of Incorporation to the contrary, the affirmative vote of the holders of more than fifty percent (50%) of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors, voting together as a single class, shall be, required to alter, amend or adopt any provision inconsistent with or repeal this Article VII, or to alter, amend, or adopt any provision inconsistent with or repeal comparable sections of the Bylaws of the Corporation. Such affirmative vote may be made at a meeting of the stockholders or by written consent of the stockholders as provided in Section 4.6.

	7.8 Voting of the Directors. Approval of the Directors of any matter may be obtained in either of the following manners:

	(A) Director Meetings. The affirmative vote of a majority of the Directors present at any meeting at which there is a quorum shall be required to approve any matter submitted to a vote of the Directors at such meeting. At all meetings of the Directors of the Corporation in which matters are submitted to a vote of the Directors, a majority of the number of the Directors then serving shall constitute a quorum for purposes of voting at such meeting.

	(B) Written Consents. Any action requiring a vote of the Directors may be approved by the unanimous written consent of the Directors then serving, with no formal meeting required. Such written consent may be executed in as many counterparts as may be convenient or required. It shall not be necessary that the signature of, or on behalf of; each party, or that the signature of all persons required to bind any party, appear to each counterpart. All counterparts shall collectively constitute a single instrument. A photocopy, a facsimile, and/or a photocopy of a facsimile of any signature or counterpart shall be as valid as an original.

	7.9	Vote of the Stockholders. Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of the holders of more than fifty percent (50%) of the voting power of all of the Capital Stock of the Corporation entitled to vote in the election of Directors, voting together as a single class, shall be required to alter, amend or adopt any provision inconsistent with or repeal any action of the Board of Directors. Such affirmative vote way be made at a meeting of the stockholders or by written consent of the stockholders as provided in
Section 4.6.

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

	(a) Conflicting Interest Transactions. As used in this paragraph, "conflicting interest transaction" means any of the following: (i) a loan or other assistance by the Corporation to a Director of the Corporation or to an entity in which a Director of the Corporation is a Director or officer or has a financial interest; (ii) a guaranty by the Corporation of an obligation of a Director of the Corporation or of an obligation of an entity in which a Director of the Corporation is a Director or officer or has a financial interest, or (iii) a contract or transaction between the Corporation and a Director of the Corporation or between the Corporation and an entity in which a Director of the Corporation is a Director or officer or has a financial interest. No conflicting interest transaction shall be void or voidable, be enjoined, be set aside, or give rise to an award of damages or other sanctions in a proceeding by a shareholder or by or in the right of the Corporation, solely because the conflicting interest transaction involves a Director of the Corporation or an entity in which a Director of the Corporation is a Director or officer or has a financial interest or solely because the Director is present at or participates in the meeting of the Corporation's board of Directors or of the committee of the Board of Directors which authorized, approves or ratifies a conflicting interest transaction, or solely because the Director's vote is counted for such purpose if: (A) the material facts as to the Director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes, approves or ratifies the conflicting interest transaction by the affirmative vote of a majority of the disinterested Directors, even though the disinterested Directors are less than a quorum; or (B) the material facts as to the Director's relationship or interest and as to the conflicting interest transaction are disclosed or are known to the stockholders entitled to vote thereon, and the conflicting interest transaction is specifically authorized, approved or ratified in good faith by a majority vote of the stockholders, whether at a meeting of the stockholders or by their written consent; or (C) a conflicting interest transaction is deemed fair as to the Corporation as of the time it is authorized, approved or ratified by a majority of the Board of Directors, a committee thereof, or the stockholders. Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes, approves or ratifies the conflicting interest transaction.

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

	(c) Limitation on Director's Liability. No Director of this
Corporation shall have any personal liability for monetary or other damages to the Corporation or its stockholders for breach of his fiduciary duty as a Director, except that this provision shall not eliminate or limit the personal liability of a Director to the Corporation or its stockholders for monetary damages for. (i) any breach of the Director's duty of loyalty to the Corporation. or its stockholders, other than any transaction which has been approved as described in Article X paragraph (a); (ii) acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the Director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a Director in this circumstance shall be limited to the amount of the distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the Director directly or indirectly derives an improper personal benefit, other than any transaction which has been approved as described in Article X paragraph (a). Nothing contained herein will be construed to deprive any Director of his right to all defenses ordinarily available to a Director nor will anything herein be construed to deprive any Director of any right he may have for contribution from any other Director or other person.

	(d) Negation of Equitable Interests in Shares or Rights. Unless a person is recognized as a shareholder through procedures established by the corporation pursuant to Colorado Revised Statutes Section 7-107-204 or any similar law, the Corporation shall be entitled to treat the registered holder of any shares of the Corporation as the owner thereof for all purposes permitted by the Colorado Business Corporation Act, including without limitation all rights deriving from such shares, and the Corporation shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares on the part of any other person including without limitation, a purchaser, assignee or transferee of such shares, unless and until such other person becomes the registered holder of such shares or is recognized as such, whether or not the Corporation shall have either actual or constructive notice of the claimed interest of such other person. By way of example and not of limitation, until such other person has become the registered bolder of such shares or is recognized pursuant to Colorado Revised Statutes Section 7-107-204 or any similar applicable law, he shall not be entitled: (i) to receive notice of the meetings of the stockholders; (ii) to vote at such meetings; (iii) to examine a list of the stockholders; (iv) to be paid dividends or other distributions payable to stockholders; or (v) to own, enjoy and exercise any other rights deriving from such shares against the Corporation. Nothing contained herein will be construed to deprive any beneficial shareholder, as defined in Colorado Revised Statutes Section 7-113-101(1), of any right he may have pursuant to Article 113 of the Colorado Business Corporation Act or any subsequent law.

	(e) Directors' Reliance. A Director shall be fully protected in relying in good faith upon the books of account of the Corporation or statements prepared by any of its officials as to the value and amount of the assets, liabilities and/or net profits of the Corporation, or any other facts pertinent to the existence and amount of surplus or other funds from which dividends might properly be declared and paid.

ARTICLE X
INDEMNIFICATION
The Corporation shall indemnify its present or former Directors, officers, employees, partners, members, fiduciaries, trustees and agents or any person who served or is serving at the request of the Corporation as a Director, officer, employee, partner, member, fiduciary, trustee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise to the maximum extent permitted by law. Such indemnification shall not be deemed exclusive of any other rights to which such person may be entitled, under any By-Laws, agreements vote of the stockholders or the disinterested Directors, or otherwise.

In addition to any other rights of indemnification permitted by the law of the State of Colorado as may be provided for by the Corporation in its By-Laws or by agreement, the expenses of officers and Directors incurred in defending a civil or criminal action, suit or proceeding, involving alleged acts or omissions of such officer or Director in his or her capacity as an officer or Director of the Corporation, must be paid, by the Corporation or through insurance purchased and maintained by the Corporation or through other financial arrangements made by the Corporation, as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the Director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Corporation. The Corporation shall further have the authority to the maximum extent permitted by law to purchase and maintain insurance providing such indemnification.

IN WITNESS WHEREOF, said The Heritage Organization. Inc. has caused these Amended & Restated Articles of Incorporation to be signed by W. Ralph Canada, Jr., its President, this 22nd day of December, 1999.


THE FOREGOING BYLAWS, consisting of twenty (20) pages, including this page, constitute the bylaws of The Heritage
Organization, Inc., a Colorado corporation, adopted by the board of directors of the corporation as of July 15, 2002.