Form 10QSB
period 2003-08-31
HERITAGE ORGANIZATION INC
filed 2003-10-08
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     Form 10-QSB

(Mark One)
X    Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 31, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 26, 2003, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes .....     No ..X..


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended August 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


         The Heritage Organization, Inc.
        (A Development Stage Company)

           FINANCIAL STATEMENTS

             August 31, 2003


                   CONTENTS


BALANCE SHEET                                    F-1
STATEMENTS OF OPERATIONS                         F-2
STATEMENTS OF CASH FLOWS                         F-3
NOTES TO FINANCIAL STATEMENTS                    F-4


                The Heritage Organization, Inc.
                 (A Development Stage Company)
                        BALANCE SHEET
                       August 31, 2003


 ASSETS

CURRENT ASSETS:
   Cash                                   $   2,888
                                           --------

   Total current assets                       2,888
                                           --------

   Total assets                           $   2,888
                                           ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                       $   2,131
   Notes payable - related party             23,000
   Accrued interest                             671
                                           --------

   Total current liabilities                 25,802

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding             -
   Common stock, no par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                              8,500
   Additional paid-in capital                82,809
   Deficit accumulated during the
    development stage                      (114,223)
                                           --------

                                            (22,914)
                                           --------
   Total liabilities and
   stockholders' deficit                   $  2,888
                                           ========

The accompanying notes are an integral part of the financial statements.

			F-1



                The Heritage Organization, Inc.
                 (A Development Stage Company)
                    STATEMENTS OF OPERATIONS



                                 Period from
                                 August 28, 1996  For the three  For the three
                                 (Inception)      months ended   months ended
                                 to August 31,    August 31,     August 31,
                                 2003             2003           2002
                                 ------------     ------------   ------------

REVENUE                          $          5     $          -   $          -

EXPENSES
Amortization                              300                -              -
Bank charges                              103                -              -
Consulting fees                        62,800                -              -
Directors' fees                           200                -              -
Interest expense                        4,036              387            333
Filing fee	                              205                -              -
Legal and professional                 39,730            2,281          2,005
Office expense                          2,654               75             25
Rent expense                            4,200              150            150
                                 ------------     ------------   ------------
  Total expenses                      114,228            2,893          2,513
                                 ------------     ------------   ------------
NET LOSS                             (114,223)          (2,893)        (2,513)

Deficit accumulated during
 the development stage

 Balance, beginning of period               -         (111,330)      (104,643)
                                 ------------     ------------   ------------
 Balance, end of period          $   (114,223)        (114,223)      (107,156)
                                 ============     ============   ============

NET LOSS PER SHARE - BASIC       $      (0.01)    $      (0.00)  $      (0.00)
                                 ============     ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING	            8,904,185       14,000,000     14,000,000
                                 ============     ============   ============


The accompanying notes are an integral part of the financial statements.

				F-2



                The Heritage Organization, Inc.
                 (A Development Stage Company)
                   STATEMENTS OF CASH FLOWS



                                 Period from
                                 August 28, 1996  For the three  For the three
                                 (Inception)      months ended   months ended
                                 to August 31,    August 31,     August 31,
                                 2003             2003           2002
                                 ------------     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         $   (114,223)    $     (2,893)  $     (2,512)

Adjustments to reconcile net loss to
 net cash flows from operating activities:
   Amortization                           300                -              -
   Rent expense                         4,200              150            150
   Expenses paid by stockholders       15,609                -              -
   Stock issued for directors' fees    59,960                -              -
   Stock issued for consulting fees     3,040                -              -
   Increase (decrease) in
    accounts payable                    2,131            1,104          1,475
   Increase (decrease) in
    accrued interest                      671               34           (105)
                                 ------------     ------------   ------------
Net cash flows from
 operating activities                 (28,312)          (1,605)          (992)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                       (300)               -              -
                                 ------------     ------------   ------------
Net cash flows from
 investing activities                    (300)               -              -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                8,500                -              -
Notes payable - related party          23,000                -              -
                                 ------------     ------------   ------------
Net cash flows from
 financing activities                  31,500                -              -
                                 ------------     ------------   ------------
NET INCREASE
 (DECREASE) IN CASH                     2,888           (1,605)          (992)

CASH, BEGINNING OF PERIOD                   -            4,493          4,668
                                 ------------     ------------   ------------
CASH, END OF PERIOD              $      2,888     $      2,888   $      3,676
                                 ============     ============   ============

The accompanying notes are an integral part of the financial statements.


			F-3


                The Heritage Organization, Inc.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       August 31, 2003

1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2003.

			F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $23,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended August 31, 2003, reflects a total asset value of $2,888.

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

Results of Operations.

During the period from August 28, 1996 (inception) through August 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $114,223.

As of the end of the quarter ending August 31, 2003, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $2,893 for the quarter, compared with a net loss of $2,513 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2003 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

     32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

           None


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 8, 2003              By: /s/ Vickie Walker

                                   Vickie Walker
                                   Secretary
                                   Chief Executive Officer
                                   Chief Financial Officer