Form 10QSB
period 2004-02-29
HERITAGE ORGANIZATION INC
filed 2004-04-09
CIK 1025843

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 1, 2004, the following shares of common were outstanding: Common Stock, no par value, 14,000,000 shares.

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

             February 29, 2004


                   CONTENTS


BALANCE SHEET                                    F-1
STATEMENTS OF OPERATIONS                         F-2
STATEMENTS OF CASH FLOWS                         F-3
NOTES TO FINANCIAL STATEMENTS                    F-4


                The Heritage Organization, Inc.
                 (A Development Stage Company)
                        BALANCE SHEET
                       February 29, 2004


 ASSETS

CURRENT ASSETS:
   Cash                                   $   4,919
                                           --------

   Total current assets                       4,919
                                           --------

   Total assets                           $   4,919
                                           ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                       $      75
   Notes payable - related party             33,000
   Accrued interest                             938
                                           --------

   Total current liabilities                 34,013

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding             -
   Common stock, no par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                              8,500
   Additional paid-in capital                83,109
   Deficit accumulated during the
    development stage                      (120,703)
                                           --------

                                            (29,094)
                                           --------
   Total liabilities and
   stockholders' deficit                   $  4,919
                                           ========

The accompanying notes are an integral part of the financial statements.

			F-1



                The Heritage Organization, Inc.
                 (A Development Stage Company)
                    STATEMENTS OF OPERATIONS



                                 Period from
                                 August 28, 1996  For the three  For the three
                                 (Inception)      months ended   months ended
                                 to February 29,  February 29,   February 29,
                                 2004             2004           2003
                                 ------------     ------------   ------------

REVENUE                          $          5     $          -   $          -

EXPENSES
Amortization                              300                -              -
Bank charges                              173               35              -
Consulting fees                        62,800                -              -
Directors' fees                           200                -              -
Interest expense                        4,818              435            293
Filing fee	                          205                -              -
Legal and professional                 45,058            1,296          1,175
Office expense                          2,654                -              -
Rent expense                            4,500              150            150
                                 ------------     ------------   ------------
  Total expenses                      120,708            1,916          1,618
                                 ------------     ------------   ------------
NET LOSS                             (120,703)          (1,916)        (1,618)

Deficit accumulated during
 the development stage

 Balance, beginning of period               -         (118,787)      (108,501)
                                 ------------     ------------   ------------
 Balance, end of period          $   (120,703)        (120,703)      (110,119)
                                 ============     ============   ============

NET LOSS PER SHARE - BASIC       $      (0.01)    $      (0.00)  $      (0.00)
                                 ============     ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING	            9,242,790       14,000,000     14,000,000
                                 ============     ============   ============


The accompanying notes are an integral part of the financial statements.

				F-2

              THE HERITAGE ORGANIZATION, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS



                    	    For the        For the
                        nine months    nine months
                        ended          ended
                        February 29,   February 29,
		            2004           2003
		     	 -----------  ------------
REVENUE        	        $        -     $        -

EXPENSES
Amortization	                 -              -
Bank charges	                70              -
Consulting fees	                 -              -
Directors' fees	                 -              -
Interest expense             1,169            931
Filing fee	                 -              -
Legal and professional       7,069          4,069
Office expense	                75             25
Rent expense                   450            450
		          ---------      ---------
TOTAL EXPENSES	             9,373          5,475
		          ---------      ---------
NET LOSS	            (9,373)        (5,475)

Deficit accumulated During
the development stage

Balance, beginning        (111,330)      (104,644)
of period                 ---------      ---------

Balance, end of period   $(120,703)    $ (110,119)
		          =========      =========

NET LOSS PER SHARE -Basic $  (0.00)    $    (0.00)
		          =========      =========

WEIGHTED AVERAGE NUMBER
OF SHARE OUTSTANDING	14,000,000      14,000,000
		        ==========      ==========


The accompanying notes are an integral part of the financial statements.

				F-2




                The Heritage Organization, Inc.
                 (A Development Stage Company)
                   STATEMENTS OF CASH FLOWS



                                 Period from
                                 August 28, 1996  For the nine    For the nine
                                 (Inception)      months ended   months ended
                                 to February 29,  February 29,   February 29,
                                 2004             2004           2003
                                 ------------     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                         $   (120,703)    $     (9,373)  $     (5,475)

Adjustments to reconcile net loss to
 net cash flows from operating activities:
   Amortization                           300                -              -
   Rent expense                         4,500              450            450
   Expenses paid by stockholders       15,609                -              -
   Stock issued for directors' fees    59,960                -              -
   Stock issued for consulting fees     3,040                -              -
   Increase (decrease) in
    accounts payable                       75             (952)           600
   Increase (decrease) in
    accrued interest                      938              301            (66)
                                 ------------     ------------   -------------
Net cash flows from
 operating activities                 (36,281)          (9,574)        (4,491)

CASH FLOWS FROM INVESTING ACTIVITIES:

Organization costs                       (300)               -              -
                                 ------------     ------------   ------------
Net cash flows from
 investing activities                    (300)               -              -

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                8,500                -              -
Notes payable - related party          33,000           10,000              -
                                 ------------     ------------   ------------
Net cash flows from
 financing activities                  41,500           10,000              -
                                 ------------     ------------   ------------
NET INCREASE
 (DECREASE) IN CASH                     4,919              426         (4,491)

CASH, BEGINNING OF PERIOD                   -            4,493          4,668
                                 ------------     ------------   ------------
CASH, END OF PERIOD              $      4,919     $      4,919   $        177
                                 ============     ============   ============

The accompanying notes are an integral part of the financial statements.


			F-3


                The Heritage Organization, Inc.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       February 29, 2004

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

			F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $28,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended February 29, 2004, reflects a total asset value of $4,919.

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

Results of Operations.

During the period from August 28, 1996 (inception) through February 29, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $120,703.

As of the end of the quarter ending February 29, 2004, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $1,916 for the quarter, compared with a net loss of $1,618 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended February 29, 2004 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.



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


Date: April 9, 2004            By: /s/ Vickie Walker

                                   Vickie Walker
                                   Secretary
                                   Chief Executive Officer
                                   Chief Financial Officer