Form 10KSB
period 2004-05-31
HERITAGE ORGANIZATION INC
filed 2005-06-16
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-KSB

     (Mark One)

     [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2004.

     _____Transition report under section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from ____ to ____.

Commission File No: 0-21951

                         THE HERITAGE ORGANIZATION, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)



            Colorado                                      84-1356383
   ----------------------------                --------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
      of Incorporation)


                        ATTN: Vickie Walker, P.O. Box 910
                        ---------------------------------
            Address of Principal Executive Office (street and number)

                              Addison, Texas 75001
                              --------------------
                            City, State and Zip Code

                    Issuer's telephone number: (214) 662-4094

      Securities to be registered under Section 12(b) of the Exchange Act:

          Title of each class Name of each exchange on which registered
                                       N/A

      Securities to be registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $ 0.00.

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 as of June 15, 2005.

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

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.

As of the end of its fiscal year ending May 31, 2004, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.

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

(h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

(i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ SmallCap Market, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission.

In regard to the last criterion listed above, the current standards for NASDAQ SmallCap Market listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have stockholders equity of $5,000,000, a market capitalization of $50,000,000, or net income of $750,000 in its latest fiscal year or two of the last three fiscal years. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

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

Administrative Offices

The Company currently maintains a mailing address at ATTN: Vickie Walker, PO Box 910, Addison, Texas 75001. The Company's telephone number there is (214) 662-4094. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future until a business combination transaction occurs. The Company accrues $50 per month as additional paid-in capital for use of the mailing address.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at ATTN: Vickie Walker, PO Box 910, Addison, Texas 75001. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (214) 662-4094.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the reporting year which ended May 31, 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $33,000 from seven loans from a shareholder, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended May 31, 2004, reflects a total asset value of $3,334.

Results of Operations

During the period from August 28, 1996 (inception) through May 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ended May 31, 2004, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7. FINANCIAL STATEMENTS.


                                    CONTENTS



Reports of Independent Registered Public Accounting Firm                F-1

Balance Sheet                                                           F-3

Statements of Operations                                                F-4

Statements of Cash Flows                                                F-5

Statement of Stockholders' Equity (Deficit)                             F-6

Notes to Financial Statements                                           F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
The Heritage Organization, Inc.
Addison, Texas


We have audited the accompanying balance sheet of The Heritage Organization, Inc. as of May 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. as of May 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /s/ AJ. Robbins, PC
                                                          -------------------
                                                            AJ. Robbins, PC

Denver, Colorado
September 2, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
The Heritage Organization, Inc.


We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows for the year ended May 31, 2003, and for the period from inception (August 28, 1996) to May 31, 2003 (as included in the period from inception to May 31, 2004), of The Heritage Organization, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity (deficit) and cash flows of The Heritage Organization, Inc. for the year ended May 31, 2003, and for the period from inception (August 28, 1996) to May 31, 2003 (as included in the period from inception to May 31, 2004), in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
July 18, 2003

                                                       /s/ Comiskey and Company
                                                       PROFESSIONAL CORPORATION


                        THE HERITAGE ORGANIZATION, INC.
                         fka Buffalo Capital III, Ltd.
                         (a Development Stage Company)
                                 BALANCE SHEET
                                  MAY 31, 2004


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                       $      3,334
                                                                                ------------

           Total Current Assets                                                        3,334
                                                                                ------------

                                                                                $      3,334
                                                                                ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                                $         75
Notes payable - related party                                                         33,000
Accrued interest - related party                                                         884
                                                                                ------------

           Total Current Liabilities                                                  33,959
                                                                                ------------


COMMITMENTS AND CONTINGENCIES                                                             --
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.00001 par value; 10,000,000 shares authorized;
     no Shares issued and outstanding                                                     --
   Class B common stock, $0.00001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding                                         --
   Common stock, $0.00001 par value; 99,000,000 shares authorized;
     14,000,000 shares issued and outstanding                                            140
   Additional paid-in capital                                                         91,619
   (Deficit) accumulated during the development stage                               (122,384)
                                                                                ------------

           Total Stockholders' Equity (Deficit)                                      (30,625)
                                                                                ------------

                                                                                $      3,334
                                                                                ============

   The accompanying notes are an integral part of these financial statements.


                         THE HERITAGE ORGANIZATION, INC.
                          fka Buffalo Capital III, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                              For the Period
                                              For the Year             For the Year           From Inception
                                                  Ended                    Ended             (August 28, 1996)
                                               May 31, 2004             May 31, 2003           To May 31, 2004
                                             ----------------         ---------------        ------------------
REVENUES                                     $            ---         $           ---        $                5
                                             ----------------         ---------------        ------------------

EXPENSES:
   Amortization                                           ---                     ---                       300
   Bank charges                                            75                     ---                       178
   Consulting fees                                        ---                     ---                    62,800
   Directors fees                                         ---                     ---                       200
   Filing fee                                             ---                     ---                       205
   Legal and professional                               8,536                   4,749                    45,985
   Office expense                                         102                      25                     2,681
   Rent expense                                           600                     600                     4,650
                                             ----------------         ---------------        ------------------

         Total Expenses                                 9,313                   5,374                   116,999
                                             ----------------         ---------------        ------------------

(LOSS) FROM CONTINUING OPERATIONS                      (9,313)                 (5,374)                 (116,994)

OTHER (EXPENSE):
   Interest expense                                    (1,741)                 (1,312)                   (5,390)
                                             -----------------        ----------------       -------------------

NET (LOSS)                                   $        (11,054)        $        (6,686)       $         (122,384)
                                             ----------------         ---------------        ------------------

NET (LOSS) PER SHARE                         $             *          $            *
                                             ----------------         --------------

Weighted Average  Number of Shares
Outstanding                                        14,000,000              14,000,000
                                             ================         ===============

* = less than $0.01 per share



   The accompanying notes are an integral part of these financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          fka Buffalo Capital III, Ltd.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                               For the Period
                                                                                               From Inception
                                                  For the Year Ended    For the Year Ended   (August 28, 1996) to
                                                      May 31, 2004        May 31, 2003           May 31, 2004
                                                 -------------------    ------------------   -------------------
CASH FLOWS FROM (TO)
 OPERATING ACTIVITIES:
   Net (loss)                                    $        (11,054)       $       (6,686)       $     (122,384)
   Adjustments to reconcile net (loss) to
     net cash flows from operating activities:
     Amortization                                              --                    --                   300
     Rent expense                                             600                   600                 4,650
     Expenses paid by shareholders                             --                    --                15,609
     Stock issued for directors' fees                          --                    --                59,960
     Stock issued for consulting fees                          --                    --                 3,040
     Increase (decrease) in accounts
      payable                                                (952)                  952                    75
     Increase (decrease) in accrued
      interest                                                247                   (41)                  884
                                                 ----------------        --------------        --------------

Net Cash Flows (Used in) Operating
Activities                                                (11,159)               (5,175)              (37,866)
                                                 ----------------        --------------        --------------

CASH FLOWS (TO) INVESTING  ACTIVITIES:
   Organization costs                                          --                    --                  (300)
                                                 ----------------        --------------        --------------

Net Cash Flows (Used in) Investing
Activities                                                     --                    --                  (300)
                                                 ----------------        --------------        --------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
   Issuance of common stock                                    --                    --                 8,500
   Proceeds from notes payable - related
party                                                      10,000                 5,000                33,000
                                                 ----------------        --------------        --------------

Net Cash Flows Provided By Financing
Activities                                                 10,000                 5,000                41,500
                                                 ----------------        --------------        --------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                  (1,159)                 (175)                3,334

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                         4,493                 4,668                    --
                                                 ----------------        --------------        --------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                    $          3,334        $        4,493        $        3,334
                                                 ================        ==============        ==============


   The accompanying notes are an integral part of these financial statements.


                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2004
         ===============================================================



                                                                                                      (Deficit)
                                                           Common Stock                              Accumulated
                                                -----------------------------------     Additional   During the    Stockholders'
                                                   Per        Number                     Paid-In     Development      Equity
                                                  Share      of Shares      Amount       Capital        Stage        (Deficit)
                                                ---------   -----------   ---------    -----------   -----------   -------------
Common stock issued for cash and
   subscriptions receivable, August 1996        $    0.05       150,000   $       2    $    7,498    $      ---    $      7,500
Common stock issued for Services,
   August 1996                                    0.00001    24,000,000         240           ---           ---             240
Shares cancelled                                      ---   (22,800,000)       (228)          228           ---             ---
Rent and services provided at no charge               ---           ---         ---        60,210           ---          60,210
Net loss, May 31, 1997                                ---           ---         ---           ---       (63,964)        (63,964)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 1997                                 ---     1,350,000          14        67,936       (63,964)          3,986

Shares cancelled                                      ---      (120,000)         (1)            1           ---             ---
Common stock issued for services,
  February 1998                                      0.10        30,000         ---         3,000           ---           3,000
Rent provided at no charge                            ---           ---         ---           600           ---             600
Expenses paid by shareholders                         ---           ---         ---         4,536           ---           4,536
Net loss, May 31, 1998                                ---           ---         ---           ---       (12,147)        (12,147)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 1998                                 ---     1,260,000          13        76,073       (76,111)            (25)

Common stock issued for cash May 1999             0.00008    12,740,000         127           873           ---           1,000
Rent provided at no charge                            ---           ---         ---           600           ---             600
Expenses paid by shareholders                         ---           ---         ---        11,073           ---          11,073

   The accompanying notes are an integral part of these financial statements.


                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
         FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2004
         ===============================================================




                                                                                                      (Deficit)
                                                           Common Stock                              Accumulated
                                                -----------------------------------     Additional   During the    Stockholders'
                                                   Per        Number                     Paid-In     Development      Equity
                                                  Share      of Shares      Amount       Capital        Stage        (Deficit)
                                                ---------   -----------   ---------    -----------   -----------   -------------
Net loss, May 31, 1999                                ---           ---         ---           ---       (12,513)        (12,513)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 1999                                 ---    14,000,000         140        88,619       (88,624)            135

Rent provided at no charge                            ---           ---         ---           600           ---             600
Net loss, May 31, 2000                                ---           ---         ---           ---        (4,961)         (4,961)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 2000                                 ---    14,000,000         140        89,219       (93,585)         (4,226)

Rent provided at no charge                            ---           ---         ---           600           ---             600
Net loss, May 31, 2001                                ---           ---         ---           ---        (5,340)         (5,340)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance May 31, 2001                                  ---    14,000,000         140        89,819       (98,925)          8,966

Rent provided at no charge                            ---           ---         ---           600           ---             600
Net loss, May 31, 2002                                ---           ---         ---           ---        (5,719)         (5,719)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 2002                                 ---    14,000,000         140        90,419      (104,644)         14,085

Rent provided at no charge                            ---           ---         ---           600           ---             600
Net loss, May 31, 2003                                ---           ---         ---           ---        (6,686)         (6,686)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 2003                                 ---    14,000,000         140        91,019      (111,330)        (20,171)

Rent provided at no charge                            ---           ---         ---           600           ---             600
Net loss, May 31, 2004                                ---           ---         ---           ---       (11,054)        (11,054)
                                                ---------   -----------   ---------   -----------    ----------    ------------

Balance, May 31, 2004                           $     ---    14,000,000   $     140   $    91,619  $   (122,384)  $     (30,625)
                                                =========   ===========   =========   ============ ============   =============


   The accompanying notes are an integral part of these financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          fka Buffalo Capital III, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          =============================

NOTE 1 - NATURE OF BUSINESS

The Heritage Organization, Inc. (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. The principal office of the Company is in Addison, Texas 75001.

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

Going Concern and Plan of Operation
-----------------------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to seeking business opportunities. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Fiscal Year
The Company maintains a May 31 fiscal year end for financial statement reporting purposes, and an August 31 fiscal year end for tax reporting purposes.

Organization Costs
------------------
Costs to incorporate the Company have been capitalized and were amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 under the requirements of SOP 98-5.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive.

                         THE HERITAGE ORGANIZATION, INC.
                          fka Buffalo Capital III, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents
----------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
Unless otherwise indicated, the carrying amounts value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the fair values of such amounts because of the short maturity of these items.

Concentrations of Risk
----------------------
The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

Consideration of Other Comprehensive Income Items
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Income Taxes
------------
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. If deferred tax asset realizability is not considered to be more likely than not, a valuation allowance is provided.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassification
----------------
Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

                         THE HERITAGE ORGANIZATION, INC.
                          fka Buffalo Capital III, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          =============================



NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock
------------
The Company had initially authorized 100,000,000 shares of no par value Common Stock and 10,000,000 shares of no par value Preferred Stock.

During the year ended May 31, 1998, the Board of Directors authorized a 10 for 1 forward stock split.

In January 2000, the Board of Directors approved an amendment to the Articles of Incorporation, authorizing Class B Common Stock and a par value of $0.00001 to the Common Stock, Class B Common Stock and Preferred Stock.

All per share amounts and number of shares outstanding in this report have been restated for the stock split and a par value of $0.00001.

Each share of Common Stock entitles the holder to one vote. In contrast, each share of Class B Common Stock entitles the holder to 10,000 votes.


Preferred Stock
---------------
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, no par value. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable
The Company has seven unsecured notes payable to a shareholder totaling $33,000 as follows:

Maturity Date                Interest Rate            Principal Amount
-------------                -------------            ----------------

August 18, 2004                 6.00%                   $      5,000
October 5, 2004                 6.00%                          3,000
November 21, 2004               6.00%                          5,000
March 18, 2005                  6.00%                          5,000
May 16, 2005                    6.00%                          5,000
February 10, 2005               6.00%                          5,000
September 18, 2005              6.00%                          5,000
                                                        ------------

                                                        $     33,000
                                                        ============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the year ended May 31, 2004 the Company renewed notes payable of $23,000, with interest rates of 6.25% and 6.75%. At the dates of renewal, the interest rates were dropped to 6%.

The shareholder is the Company's sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

                         THE HERITAGE ORGANIZATION, INC.
                          fka Buffalo Capital III, Ltd.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


Rent Expense
------------
Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

NOTE 5 - INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $122,000 expiring 2012 through 2024. The tax benefit of these net operating losses is approximately $24,000 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2004, the valuation allowance increased by approximately $2,200.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

The Company recorded rent expense for the years ended May 31, 2004 and 2003 of $50 per month for a total of $600 and $600, respectively.

Interest paid totaled $1,493 and $998 for the years ended May 31, 2004 and 2003, respectively.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:



Name                  Age                Positions Held and Tenure
----                  ---                -------------------------

Gary M. Kornman       61                Chairman of Board of Directors
                                        since May 1999

Vickie A. Walker      46                Treasurer & Director since
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

Biographical Information

Gary M. Kornman

Mr. Kornman was Chief Executive of The Heritage Organization, L.L.C., from March, 1995 until approximately May 1, 2004. On May 17, 2004, The Heritage Organization, L.L.C. filed a petition under Chapter 11 of the U.S. Bankruptcy Code being Case No. 04-35574-SAF-11 in the United States Bankruptcy Court for the Northern District of Texas Dallas Division. Mr. Kornman currently serves as Chief Executive Officer of The Heritage Organization, Inc., a Delaware corporation (since 1986), and President and CEO of Kornman & Associates, Inc. (since 1975). He was President and CEO of The Planning Group, Inc. from 1970 through 1975. Mr. Kornman is also the sole shareholder, and an officer and director of many other corporations.


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

On August 18, 2004, the United States Securities and Exchange Commission (the "SEC") filed a lawsuit in the Untied States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3:04 CV 1803-L, against Mr. Gary M. Kornman alleging insider trading.

Mr. Kornman believes that the allegations of the Complaint by the SEC are completely without merit and he is vigorously defending against them. On November 8, 2004, Mr. Kornman filed a Motion to Dismiss Complaint ("the Motion to Dismiss"). The Motion to Dismiss is currently pending.

Vickie A. Walker

Ms. Walker was Secretary-Treasurer and Chief Financial Executive of The Heritage Organization, L.L.C., from March, 1995 through August 15, 2004. On May 17, 2004, The Heritage Organization, L.L.C. filed a petition under Chapter 11 of the U.S. Bankruptcy Code being Case No. 04-35574-SAF-11 in the United States Bankruptcy Court for the Northern District of Texas Dallas Division. Mrs. Walker also currently serves as Secretary-Treasurer and Chief Financial Officer of The Heritage Organization, Inc., as Secretary-Treasurer and Chief Financial Officer of Kornman & Associates, Inc., as Treasurer of the U.S. National Foundation For Anti-Aging & Survival Research, and as Treasurer of The Institute for Anti-Aging & Survival, Inc. Ms. Walker began her affiliations with Kornman & Associates, Inc. in June, 1977.

In addition to her normal finance and accounting duties, she coordinates Contract Drafting and Negotiations, Legal Entities Formation, and Licensing and Filings. Ms. Walker served on a number of mission critical committees of The Heritage Organization, L.L.C., including Employee Management and Benefits, Aviation and Transportation, and Procurement and Budget. She was Chairperson for the Executive Management Committee.

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

Name and                      Number of Shares          Percent of
Address                       Owned Beneficially        Class Owned
-------                       ------------------        -----------

Steadfast Investments, L.P.         11,083,800              79.17%
PO Box 247
Pleasant View, Tennessee 37416

GMK Family Holdings, L.L.C.          1,656,200              11.83%
PO Box 247
Pleasant View, Tennessee 37416

James T. Edwards                     1,249,600               8.93%
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

The person listed is an officer, a director, or both, of the Company.



Name and                        Number of Shares          Percent of
Address                         Owned Beneficially        Class Owned
-------                         ------------------        -----------


Gary M. Kornman                    12,740,000                  91%
PO Box 247
Pleasant View, Tennessee 37416

Vickie A. Walker                            0                   0%
P O Box 910
Addison, Texas  75001

All directors and executive
officers (2 persons)               12,740,000                  91%

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

** Bylaws have been previously filed as an exhibit to the company on form 10ksb for the year 2002. There have been no significant changes.

(b) There have been no reports on Form 8-K filed for the annual reporting period ended May 31, 2004.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THE HERITAGE ORGANIZATION, INC.





By: /s/ Gary M. Kornman
    --------------------
Gary M. Kornman (Chairman of Board of Directors)
Date: June 15, 2005


By: /s/ Vickie A. Walker
    ---------------------
Vickie A. Walker (Secretary-Treasurer, President & Director)
Date: June 15, 2005