Form 10QSB
period 2004-11-30
HERITAGE ORGANIZATION INC
filed 2005-06-16
CIK 1025843

[OBJECT OMITTED]
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2004.

     _____Transition report under section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from ____ to ____.

                          Commission File No: 0-21951



                         THE HERITAGE ORGANIZATION, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)



          Colorado                                        84-1356383
-----------------------------                  --------------------------------
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

Transitional Small Business Disclosure Format (Check one):
Yes [ ]   No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended November 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                November 30, 2004

                                    CONTENTS



BALANCE SHEET                                    F-1
STATEMENTS OF OPERATIONS                         F-2
STATEMENTS OF CASH FLOWS                         F-3
NOTES TO FINANCIAL STATEMENTS                    F-4

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                November 30, 2004

                                     ASSETS



CURRENT ASSETS:
   Cash                                                               $   3,375
                                                                      ---------

   Total current assets                                                   3,375
                                                                      ---------

   Total assets                                                       $   3,375
                                                                      =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                   $     352
   Notes payable - related party                                         40,000
   Accrued interest - related party                                         901
                                                                      ---------

   Total current liabilities                                             41,253

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding                                        --
   Common stock, 0.00001 par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                                                            140
   Additional paid-in capital                                            91,919
   Deficit accumulated during the
    development stage                                                  (129,937)
                                                                      ---------

                                                                        (37,878)
                                                                      ---------
   Total liabilities and
   stockholders' deficit                                              $   3,375
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                 Period from
                                 August 28, 1996  For the three  For the three
                                 (Inception)      months ended   months ended
                                 to November 30,  November 30,   November 30,
                                 2004             2004           2003
                                 ------------     ------------   ------------

REVENUE                          $          5     $          -   $          -

EXPENSES
Amortization                              300                -              -
Bank charges                              277               33             35
Consulting fees                        62,800                -              -
Directors' fees                           200                -              -
Interest expense                        6,487              574            347
Filing fee                                225                -              -
Legal and professional                 52,074            3,027          4,032
Office expense                          2,629                -              -
Rent expense                            4,950              150            150
                                 ------------     ------------   ------------
  Total expenses                      129,942            3,784          4,564
                                 ------------     ------------   ------------
NET LOSS                             (129,937)          (3,784)        (4,564)

Deficit accumulated during
 the development stage

 Balance, beginning of period               -         (126,153)      (114,223)
                                 ------------     ------------   ------------
 Balance, end of period          $   (129,937)        (129,937)      (118,787)
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

                                 For the six    For the six
                                 months ended   months ended
                                 November 30,   November 30,
                                 2004           2003
                                 ------------   ------------

REVENUE                          $          -   $          -

EXPENSES
Amortization                                -              -
Bank charges                               72             35
Consulting fees                             -              -
Directors' fees                             -              -
Interest expense                        1,097            734
Filing fee                                  -              -
Legal and professional                  6,084          6,313
Office expense                              -             75
Rent expense                              300            300
                                 ------------   ------------
  Total expenses                        7,553          7,457
                                 ------------   ------------
NET LOSS                               (7,553)        (7,457)

Balance, beginning of period         (122,384)      (111,330)
                                 -------------   ------------
 Balance, end of period          $   (129,937)      (118,787)
                                 =============   ============

NET LOSS PER SHARE - BASIC       $           *  $           *
                                 =============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 14,000,000     14,000,000
                                 =============   ============

* Less than $0.01


The accompanying notes are an integral part of the financial statements.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                   Period from
                                   August 28, 1996  For the six    For the six
                                   (Inception)      months ended   months ended
                                   to November 30,  November 30,   November 30,
                                   2004             2004           2003
                                   ------------     ------------   ------------



CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:

Net loss                            $(129,937)       $ (7,553)       $ (7,457)

Adjustments to reconcile net
loss to net cash flows from
operating activities:

   Amortization                           300                -              -
   Rent expense                         4,950              300            300
   Expenses paid by stockholders       15,609                -              -
   Stock issued for directors' fees    59,960                -              -
   Stock issued for consulting fees     3,040                -              -
   Increase (decrease) in
    accounts payable                      352              277           (952)
   Increase (decrease) in
    accrued interest                      901               17           (134)
                                 ------------     ------------   ------------
Net cash flows (used in)
 operating activities                 (44,825)          (6,959)        (8,243)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Organization costs                       (300)               -              -
                                 ------------     ------------   ------------
Net cash flows (used in)
 investing activities                    (300)               -              -

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

Issuance of common stock                8,500                -              -
Payments on notes payable
    - related party                    (3,000)          (3,000)             -
Proceeds from notes payable
    - related party                    43,000           10,000          5,000
                                 ------------     ------------   ------------
Net cash flows provided by
 financing activities                  48,500            7,000          5,000
                                 ------------     ------------   ------------
NET INCREASE
 (DECREASE) IN CASH                     3,375               41         (3,243)

CASH, BEGINNING OF PERIOD                   -            3,334          4,493
                                 ------------     ------------   ------------
CASH, END OF PERIOD              $      3,375     $      3,375   $      1,250
                                 ============     ============   ============




The accompanying notes are an integral part of the financial statements.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004

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

NOTE 3 - NOTES PAYABLE, RELATED PARTY

Notes Payable
The Company has eight unsecured notes payable to a shareholder totaling $40,000 as follows:

Maturity Date                    Interest Rate             Principal Amount
-------------                    -------------             ----------------

February 10, 2005                       6.00%              $        5,000
March 18, 2005                          6.00%                       5,000
May 16, 2005                            6.00%                       5,000
August 4, 2005                          6.00%                       5,000
August 18, 2005                         6.50%                       5,000
September 18, 2005                      6.50%                       5,000
November 8, 2005                        6.75%                       5,000
November 21, 2005                       7.00%                       5,000
                                                           --------------

                                                           $       40,000
                                                           ==============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended November 30, 2004 the Company renewed notes payable of $10,000, with an interest rates of 6.00%. At the dates of renewal, the interest rates were 6.50% and 7.00%. In addition during the quarter, a note in the amount of $3,000 was paid without being renewed and a new note was entered into in the amount of $5,000 at the rate of 6.75%.

The shareholder is the Company's sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $40,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended November 30, 2004, reflects a total asset value of $3,375.

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

Results of Operations.

During the period from August 28, 1996 (inception) through November 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $129,937.

As of the end of the quarter ending November 30, 2004, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $3,784 for the quarter, compared with a net loss of $4,564 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended November 30, 2004 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4. RELATED PARTY TRANSACTIONS

Notes Payable
The Company has eight unsecured notes payable to a shareholder totaling $40,000 as follows:

Maturity Date                     Interest Rate             Principal Amount
-------------                     -------------             ----------------

February 10, 2005                        6.00%              $        5,000
March 18, 2005                           6.00%                       5,000
May 16, 2005                             6.00%                       5,000
August 4, 2005                           6.00%                       5,000
August 18, 2005                          6.50%                       5,000
September 18, 2005                       6.50%                       5,000
November 8, 2005                         6.75%                       5,000
November 21, 2005                        7.00%                       5,000
                                                            --------------

                                                            $       40,000
                                                            ==============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended November 30, 2004 the Company renewed notes payable of $10,000, with an interest rates of 6.00%. At the dates of renewal, the interest rates were 6.50% and 7.00%. In addition during the quarter, a note in the amount of $3,000 was paid without being renewed and a new note was entered into in the amount of $5,000 at the rate of 6.75%.

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