Form 10QSB
period 2005-02-28
HERITAGE ORGANIZATION INC
filed 2005-06-16
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

     [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2005.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [.]   No [ ]

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

Transitional Small Business Disclosure Format (Check one):
Yes [ ]   No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended February 28, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                February 28, 2005

                                    CONTENTS



BALANCE SHEET                                    F-1
STATEMENTS OF OPERATIONS                         F-2
STATEMENTS OF CASH FLOWS                         F-3
NOTES TO FINANCIAL STATEMENTS                    F-4

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                February 28, 2005

                                     ASSETS



CURRENT ASSETS:
   Cash                                                               $   2,187
                                                                      ---------

   Total current assets                                                   2,187
                                                                      ---------

   Total assets                                                       $   2,187
                                                                      =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                   $      75
   Notes payable - related party                                         40,000
   Accrued interest - related party                                       1,230
                                                                      ---------

   Total current liabilities                                             41,305

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     10,000,000 shares authorized;
     no shares issued and outstanding                                        --
   Common stock, 0.00001 par value;
     100,000,000 shares authorized;
     14,000,000 shares issued and
     outstanding                                                            140
   Additional paid-in capital                                            92,069
   Deficit accumulated during the
    development stage                                                  (131,327)
                                                                      ---------

                                                                        (39,118)
                                                                      ---------
   Total liabilities and
   stockholders' deficit                                              $   2,187
                                                                      =========

The accompanying notes are an integral part of the financial statements.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Period from
                                 August 28, 1996  For the three  For the three
                                 (Inception)      months ended   months ended
                                 to February 28,  February 28,   February 28,
                                 2005             2005           2004
                                 ------------     ------------   ------------

REVENUE                          $          5     $          -   $          -

EXPENSES
Amortization                              300                -              -
Bank charges                              313               36             35
Consulting fees                        62,800                -              -
Directors' fees                           200                -              -
Interest expense                        7,116              629            435
Filing fee                                225                -              -
Legal and professional                 52,649              575          1,296
Office expense                          2,629                -              -
Rent expense                            5,100              150            150
                                 ------------     ------------   ------------
  Total expenses                      131,332            1,390          1,916
                                 ------------     ------------   ------------
NET LOSS                             (131,327)          (1,390)        (1,916)

Deficit accumulated during
 the development stage

 Balance, beginning of period               -         (129,937)      (118,787)
                                 ------------     ------------   ------------
 Balance, end of period          $   (131,327)        (131,327)      (120,703)
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

                                 For the nine   For the nine
                                 months ended   months ended
                                 February 28,   February 28,
                                 2005           2004
                                 ------------   ------------

REVENUE                          $          -   $          -

EXPENSES
Amortization                                -              -
Bank charges                              108             70
Consulting fees                             -              -
Directors' fees                             -              -
Interest expense                        1,726          1,169
Filing fee                                  -              -
Legal and professional                  6,659          7,609
Office expense                              -             75
Rent expense                              450            450
                                 ------------   ------------
  Total expenses                        8,943          9,373
                                 ------------   ------------
NET LOSS                               (8,943)        (9,373)

Balance, beginning of period         (122,384)      (111,330)
                                 -------------   ------------
 Balance, end of period          $   (131,327)      (120,703)
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

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                  Period from
                                  August 28, 1996  For the nine   For the nine
                                  (Inception)      months ended   months ended
                                  to February 28,  February 28,   February 28,
                                  2005             2005           2004
                                  ------------     ------------   ------------



CASH FLOWS FROM (TO)
OPERATING ACTIVITIES:

Net loss                          $ (131,327)         $ (8,943)      $ (9,373)

Adjustments to reconcile net
loss to net cash flows from
operating activities:

   Amortization                           300                -              -
   Rent expense                         5,100              450            450
   Expenses paid by stockholders       15,609                -              -
   Stock issued for directors' fees    59,960                -              -
   Stock issued for consulting fees     3,040                -              -
   Increase (decrease) in
    accounts payable                       75                -           (952)
   Increase (decrease) in
    accrued interest                    1,230              346            301
                                 ------------     ------------   ------------
Net cash flows (used in)
 operating activities                 (46,013)          (8,147)        (9,574)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

Organization costs                       (300)               -              -
                                 ------------     ------------   ------------
Net cash flows (used in)
 investing activities                    (300)               -              -

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

Issuance of common stock                8,500                -              -
Payments on notes payable
    - related party                    (3,000)          (3,000)             -
Proceeds from notes payable
    - related party                    43,000           10,000         10,000
                                 ------------     ------------   ------------
Net cash flows provided by
 financing activities                  48,500            7,000         10,000
                                 ------------     ------------   ------------
NET INCREASE
 (DECREASE) IN CASH                     2,187           (1,147)           426

CASH, BEGINNING OF PERIOD                   -            3,334          4,493
                                 ------------     ------------   ------------
CASH, END OF PERIOD              $      2,187     $      2,187   $      4,919
                                 ============     ============   ============



The accompanying notes are an integral part of the financial statements.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2005

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

NOTE 3 - NOTES PAYABLE, RELATED PARTY

Notes Payable
The Company has eight unsecured notes payable to a shareholder totaling $40,000 as follows:

Maturity Date                   Interest Rate             Principal Amount
-------------                   -------------             ----------------

March 18, 2005                         6.00%              $        5,000
May 16, 2005                           6.00%                       5,000
August 4, 2005                         6.00%                       5,000
August 18, 2005                        6.50%                       5,000
September 18, 2005                     6.50%                       5,000
November 8, 2005                       6.75%                       5,000
November 21, 2005                      7.00%                       5,000
February 10, 2006                      7.50%                       5,000
                                                          --------------

                                                          $       40,000
                                                          ==============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended February 28, 2005 the Company renewed notes payable of $5,000, with an interest rate of 6.00% at the rate of 7.50%.

The shareholder is the Company's sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $40,000 as a loan from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended February 28, 2005, reflects a total asset value of $2,187.

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

Results of Operations.

During the period from August 28, 1996 (inception) through February 28, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $131,327.

As of the end of the quarter ending February 28, 2005, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $1,390 for the quarter, compared with a net loss of $1,916 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended February 28, 2005, that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4. RELATED PARTY TRANSACTIONS

Notes Payable
The Company has eight unsecured notes payable to a shareholder totaling $40,000 as follows:

Maturity Date                  Interest Rate             Principal Amount
-------------                  -------------             ----------------

March 18, 2005                        6.00%              $        5,000
May 16, 2005                          6.00%                       5,000
August 4, 2005                        6.00%                       5,000
August 18, 2005                       6.50%                       5,000
September 18, 2005                    6.50%                       5,000
November 8, 2005                      6.75%                       5,000
November 21, 2005                     7.00%                       5,000
February 10, 2006                     7.50%                       5,000
                                                         --------------

                                                         $       40,000
                                                         ==============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended February 28, 2005 the Company renewed notes payable of $5,000, with an interest rate of 6.00% at the rate of 7.50%.

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