Form 10KSB
period 2005-05-31
HERITAGE ORGANIZATION INC
filed 2005-09-06
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-KSB

                                   (Mark One)

          [X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2005.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No: 0-21951


                         THE HERITAGE ORGANIZATION, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)



             Colorado                                    84-1356383
     ---------------------------              ------------------------------
    (State or other jurisdiction             (IRS Employer Identification No.)
        of Incorporation)


                        Attn: Vickie Walker, P.O. Box 910
            --------------------------------------------------------
            Address of Principal Executive Office (street and number)

                              Addison, Texas 75001
                            ------------------------
                            City, State and Zip Code

                    Issuer's telephone number: (214) 662-4094

      Securities to be registered under Section 12(b) of the Exchange Act:

          Title of each class Name of each exchange on which registered
                                       N/A

      Securities to be registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [  ]

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [__]   No [__]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,000,000 as of August 31, 2005.

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

Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.

As of the end of its fiscal year ending May 31, 2005, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the reporting year which ended May 31, 2005.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $43,000 from nine loans from a shareholder, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended May 31, 2005, reflects a total asset value of $1,426.

Results of Operations

During the period from August 28, 1996 (inception) through May 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ended May 31, 2005, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7. FINANCIAL STATEMENTS.


                                    CONTENTS



Report of Independent Registered Public Accounting Firm                    F-1

Balance Sheet                                                              F-2

Statements of Operations                                                   F-3

Statement of Stockholders' Equity (Deficit)                                F-4

Statements of Cash Flows                                                   F-7

Notes to Financial Statements                                              F-8

                               A.J. ROBBINS, P.C.
                          Certified Public Accountants
                              216 Sixteenth Street
                                    Suite 600
                             Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
The Heritage Organization, Inc.
Addison, Texas


We have audited the accompanying balance sheet of The Heritage Organization, Inc. as of May 31, 2005, and the related statements of operations, changes in stockholders' equity(deficit), and cash flows for each of the years in the two year period then ended and for the period from inception (August 28, 1996) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. as of May 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period from inception (August 28, 1996) to May 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.


/s/ AJ. Robbins PC.
-------------------
AJ. Robbins PC
Certified Public Accountants

Denver, Colorado
July 20, 2005

                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  MAY 31, 2005
                                 =============

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                           $     1,426
                                                                    -----------

           Total Current Assets                                     $     1,426
                                                                    ===========








                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                    $       408
Notes payable - related party                                            40,000
Accrued interest - related party                                          1,311
                                                                    -----------

           Total Current Liabilities                                     41,719
                                                                    ===========



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.00001 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                       --
   Common stock, $0.00001 par value; 99,000,000 shares authorized;
      14,000,000 shares issued and outstanding                              140
   Class B common stock, $0.00001 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                           --
   Additional paid-in capital                                            92,219
   (Deficit) accumulated during the development stage                  (132,652)
                                                                    -----------

           Total Stockholders' Equity (Deficit)                         (40,293)
                                                                    -----------

                                                                    $     1,426
                                                                    ===========

               See accompanying notes to the financial statements
                                      F-2




                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ========================

                                                                                     For the Period
                                               For the Year       For the Year       From Inception
                                                  Ended              Ended          (August 28, 1996)
                                               May 31, 2005       May 31, 2004       To May 31, 2005
                                             ----------------    ----------------    ----------------

REVENUES                                     $            ---    $            ---     $            5
                                             ----------------    ----------------     --------------

EXPENSES:
   Amortization                                           ---                 ---                300
   Bank charges                                           144                 102                349
   Consulting fees                                        ---                 ---             62,800
   Directors fees                                         ---                 ---                200
   Filing fee                                             ---                 ---                225
   Legal and professional                               7,118               8,536             53,202
   Office expense                                         ---                  75              2,534
   Rent expense                                           600                 600              5,250
                                             ----------------    ----------------     --------------

         Total Expenses                                 7,862               9,313            124,860
                                             ----------------    ----------------     --------------

(LOSS) FROM CONTINUING OPERATIONS                      (7,862)             (9,313)          (124,855)

OTHER (EXPENSE):
   Interest expense                                    (2,406)             (1,741)            (7,797)
                                             -----------------   -----------------    ---------------

NET (LOSS)                                   $        (10,268)   $        (11,054)    $     (132,652)
                                             =================   =================    ===============

NET (LOSS) PER SHARE                         $             *     $             *
                                             ----------------    ---------------

Weighted Average  Number of Shares
Outstanding                                        14,000,000          14,000,000
                                             ================    ================

* = less than $0.01 per share



               See accompanying notes to the financial statements
                                       F-3




                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2005
         ===============================================================

                                                                                                       (Deficit)
                                                           Common Stock                               Accumulated
                                               -------------------------------------    Additional     During the   Stockholders'
                                               Per           Number                       Paid-In     Development      Equity
                                               Share       of Shares        Amount        Capital        Stage        (Deficit)
                                               --------   -----------    -----------    -----------  -------------  -------------
Common stock issued for cash and
   subscriptions receivable, August 1996           0.05       150,000    $         2    $     7,498   $        --    $     7,500
Common stock issued for Services, August 1996    0.0001    24,000,000            240             --            --            240
Shares cancelled                                     --   (22,800,000)          (228)           228            --             --
Rent and services provided at no charge              --            --             --         60,210            --         60,210
Net loss, May 31, 1997                               --            --             --             --       (63,964)       (63,964)
                                                -------   -----------    -----------    -----------   -----------    -----------

Balance, May 31, 1997                                --     1,350,000             14         67,936       (63,964)         3,986

Shares cancelled                                     --      (120,000)            (1)             1            --             --
Common stock issued for services,
   February  1998                                  0.10        30,000             --          3,000            --          3,000
Rent provided at no charge                           --            --             --            600            --            600
Expenses paid by shareholders                        --            --             --          4,536            --          4,536
Net loss, May 31, 1998                               --            --             --             --       (12,147)       (12,147)
                                                -------   -----------    -----------    -----------   -----------    -----------

Balance, May 31, 1998                                --     1,260,000             13         76,073       (76,111)           (25)

Common stock issued for cash May 1999           0.00008    12,740,000            127            873            --          1,000
Rent provided at no charge                           --            --             --            600            --            600
Expenses paid by shareholders                        --            --             --         11,073            --         11,073





               See accompanying notes to the financial statements
                                       F-4



                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
         FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2005
         ===============================================================

                                                                                            (Deficit)
                                                Common Stock                               Accumulated
                                    -------------------------------------    Additional     During the   Stockholders'
                                    Per           Number                       Paid-In     Development      Equity
                                    Share       of Shares        Amount        Capital        Stage        (Deficit)
                                    --------   -----------    -----------    -----------  -------------  -------------
Net loss, May 31, 1999                   --            --             --            --         (12,513)      (12,513)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance, May 31, 1999                    --    14,000,000            140        88,619         (88,624)          135

Rent provided at no charge               --            --             --           600             --            600
Net loss, May 31, 2000                   --            --             --            --          (4,961)       (4,961)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance, May 31, 2000                    --    14,000,000            140        89,219         (93,585)       (4,226)

Rent provided at no charge               --            --            --            600             --            600
Net loss, May 31, 2001                   --            --            --             --          (5,340)       (5,340)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance May 31, 2001                     --    14,000,000            140        89,819         (98,925)       (8,966)

Rent provided at no charge               --            --            --            600             --            600
Net loss, May 31, 2002                   --            --            --             --          (5,719)       (5,719)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance, May 31, 2002                    --    14,000,000            140        90,419        (104,644)      (14,085)

Rent provided at no charge               --            --            --            600             --            600
Net loss, May 31, 2003                   --            --            --             --          (6,686)       (6,686)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance, May 31, 2003                    --    14,000,000            140        91,019        (111,330)      (20,171)

Rent provided at no charge               --            --            --            600             --            600





               See accompanying notes to the financial statements
                                       F-5

                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
         FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2005
         ================================================================


                                                                                            (Deficit)
                                                Common Stock                               Accumulated
                                    -------------------------------------    Additional     During the   Stockholders'
                                    Per           Number                       Paid-In     Development      Equity
                                    Share       of Shares        Amount        Capital        Stage        (Deficit)
                                    --------   -----------    -----------    -----------  -------------  -------------
Net loss, May 31, 2004                   --            --              --           --          (11,054)       (11,054)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance, May 31, 2004                    --    14,000,000             140        91,619        (122,384)       (30,625)

Rent provided at no charge               --            --              --           600              --            600
Net loss, May 31, 2005                   --            --              --           --          (10,268)       (10,268)
                                    --------   -----------    -----------    -----------  -------------  -------------

Balance, May 31, 2005                    --    14,000,000     $       140    $   92,219   $    (132,652) $     (40,293)
                                    ========   ===========    ===========    ===========  =============  =============






               See accompanying notes to the financial statements
                                       F-6


                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ========================

                                                                                            For the Period
                                                                                            From Inception
                                               For the Year Ended   For the Year Ended  (August 28, 1996) to
                                                   May 31, 2005        May 31, 2004          May 31, 2005
                                               ------------------   ------------------   ------------------
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
   Net (loss)                                  $         (10,268)   $         (11,054)   $        (132,652)
   Adjustments to reconcile net (loss) to
   net cash flows from operating activities:
     Amortization                                             --                   --                  300
     Rent expense                                            600                  600                5,250
     Expenses paid by shareholders                            --                   --               15,609
     Stock issued for directors' fees                         --                   --               59,960
     Stock issued for consulting fees                         --                   --                3,040
     Increase (decrease) in accounts
       payable                                               333                 (952)                 408
     Increase in accrued interest                            427                  247                1,311
                                               -----------------    -----------------    -----------------

Net Cash Flows (Used in) Operating
Activities                                                (8,908)             (11,159)             (46,774)
                                               -----------------    -----------------    -----------------

CASH FLOWS FROM (TO) INVESTING
 ACTIVITIES:
   Organization costs                                         --                   --                 (300)
                                               -----------------    -----------------    -----------------

Net Cash Flows (Used in) Investing
Activities                                                    --                   --                 (300)
                                               -----------------    -----------------    -----------------

CASH FLOWS FROM (TO) FINANCING
 ACTIVITIES:
   Issuance of common stock                                   --                   --                8,500
   Payments on notes payable
           - related party                                (3,000)                  --               (3,000)
   Proceeds from notes payable
           - related party                                10,000               10,000               43,000
                                               -----------------    -----------------    -----------------

Net Cash Flows Provided By Financing
Activities                                                 7,000               10,000               48,500
                                               -----------------    -----------------    -----------------

NET INCREASE (DECREASE) IN  CASH AND
CASH EQUIVALENTS                                          (1,908)              (1,159)               1,426

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                        3,334                4,493                   --
                                               -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS,  END OF
PERIOD                                         $           1,426    $           3,334    $           1,426
                                               =================    =================    =================



              See accompanying notes to the financial statements
                                       F-7

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - NATURE OF BUSINESS

The Heritage Organization, Inc. (the "Company") was incorporated under the laws of the State of Colorado on August 28, 1996. The principal office of the Company is in Addison, Texas 75001.

The Company is in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Going Concern and Plan of Operation
-----------------------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. The Company also has experienced recurring losses and negative cash flows from operations and has a working capital deficit and a stockholder deficit, which raises substantial doubt about its ability to continue as a going concern.

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

Fiscal Year
-----------
The Company maintains a May 31 fiscal year end for financial statement reporting purposes, and an August 31 fiscal year end for tax reporting purposes.

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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Preferred Stock
---------------
The Company's Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

Notes Payable
-------------
The Company has eight unsecured notes payable to a shareholder totaling $40,000 as follows:

Maturity Date          Interest Rate                 Principal Amount
-------------          -------------                 ----------------

August 4, 2005           6.00%                     $            5,000
August 18, 2005          6.50%                                  5,000
September 18,2005        6.50%                                  5,000
November 8, 2005         6.75%                                  5,000
November 21, 2005        7.00%                                  5,000
February 10, 2006        7.50%                                  5,000
March 18, 2006           7.75%                                  5,000
May 16, 2006             8.00%                                  5,000
                                                   ------------------

                                                   $           40,000
                                                   ==================

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the year ended May 31, 2005 the Company renewed notes payable of $30,000, with interest rates of 6.00%. At the dates of renewal, the interest rates were increased to rates ranging from 6.50% to 8.00% depending on the time of renewal. In addition, one note of $3,000 was repaid and two notes of $5,000 each were entered into. Also, a new note was entered into on June 2, 2005, in the amount of $5,000 at the rate of 8.00%.

One shareholder is the Company's sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

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

NOTE 5 - INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $133,000 expiring 2012 through 2025. The tax benefit of these net operating losses is approximately $26,000 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2005, the valuation allowance increased by approximately $2,015.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

The Company recorded rent expense for the years ended May 31, 2005 and 2004 of $50 per month for a total of $600 and $600, respectively.

Interest paid totaled $1,980 and $1,493 for the years ended May 31, 2005 and 2004, respectively.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:



Name                 Age                Positions Held and Tenure
---------------     ----                ------------------------------
Gary M. Kornman      62                 Chairman of Board of Directors
                                        since May 1999

Vickie A. Walker     46                 Treasurer & Director since
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

Name and                      Number of Shares          Percent of
Address                       Owned Beneficially        Class Owned
--------------------------    ------------------        ------------
Steadfast Investments, L.P.         11,083,800              79.17%
Attn: Vickie Walker,
PO Box 910
Addison, Texas 75001-0910

GMK Family Holdings, L.L.C.          1,656,200              11.83%
Attn: Vickie Walker
PO Box 910
Addison, Texas 75001-0910

James T. Edwards                     1,249,600               8.93%
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

The person listed is an officer, a director, or both, of the Company.



Name and                        Number of Shares          Percent of
Address                         Owned Beneficially        Class Owned
-------------------------       ------------------        -----------

Gary M. Kornman                    12,740,000                  91%
Attn: Vickie Walker
PO Box 910
Addison, Texas 75001-0910

Vickie A. Walker                            0                   0%
P O Box 910
Addison, Texas 75001

All directors and executive
officers (2 persons)               12,740,000                  91%


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

(b) There have been no reports on Form 8-K filed for the annual reporting period ended May 31, 2005.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



THE HERITAGE ORGANIZATION, INC.



By: /s/ Gary M. Kornman
    --------------------------------------------
Gary M. Kornman (Chairman of Board of Directors)
Date: August 31, 2005


By: /s/ Vickie A. Walker
    --------------------------------------------
Vickie A. Walker (Secretary-Treasurer, President & Director)
Date: August 31, 2005