Form 10QSB
period 2005-08-31
HERITAGE ORGANIZATION INC
filed 2005-10-19
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2005.

___ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                          Commission File No: 0-21951


                         THE HERITAGE ORGANIZATION, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


          Colorado                                     84-1356383
  ---------------------------               --------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 18, 2005, the following shares of common were outstanding: Common Stock, 14,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended August 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         The Heritage Organization, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                 August 31, 2005



                                    CONTENTS



Balance Sheet                                                      F-1

Statements of Operations                                           F-2

Statements of Cash Flows                                           F-3

Notes to Financial Statements                                      F-4

                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 August 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS

Cash and cash equivalents                                             $   4,399
                                                                      ---------


           Total Current Assets                                       $   4,399
                                                                      =========





                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                      $   5,586
Notes payable - related party                                            50,000
Accrued interest - related party                                          1,502
                                                                      ---------

           Total Current Liabilities                                     57,088
                                                                      ---------



COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.00001 par value; 10,000,000 shares authorized;
     no shares issued and outstanding                                        --
  Common stock, $0.00001 par value; 99,000,000 shares authorized;
    14,000,000 shares issued and outstanding                                140
  Class B common stock, $0.00001 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                             --
  Additional paid-in capital                                             92,369
  (Deficit) accumulated during the development stage                   (145,198)
                                                                      ---------

           Total Stockholders' Equity (Deficit)                         (52,689)
                                                                      ---------

                                                                      $   4,399
                                                                      =========


               See accompanying notes to the financial statements
                                       F-1




                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   For the Period
                                   from Inception     For the three      For the three
                                  (August 28, 1996)    months ended       months ended
                                  to August 31, 2005  August 31, 2005    August 31, 2004
                                 -------------------  ---------------   ----------------
REVENUES                          $               5   $           ---   $            ---
                                 ------------------   ---------------   ----------------

EXPENSES:
   Amortization                                 300               ---                ---
   Bank charges                                 386                37                 39
   Consulting fees                           62,800               ---                ---
   Directors fees                               200               ---                ---
   Filing fee                                 1,515             1,290                ---
   Legal & professional                      63,455            10,253              3,058
   Office expense                             2,534               ---                ---
   Rent expense                               5,400               150                150
                                 ------------------   ---------------   ----------------

     Total Expenses                         136,590            11,730              3,247
                                 ------------------   ---------------   ----------------

(LOSS) FROM CONTINUING OPERATIONS          (136,585)          (11,730)            (3,247)

OTHER (EXPENSE):
   Interest expense                          (8,613)             (816)              (522)
                                 -------------------  ----------------  -----------------

NET (LOSS)                         $       (145,198)  $       (12,546)  $         (3,769)
                                 ===================  ================  =================

NET (LOSS) PER SHARE                                  $             *   $             *
                                                      ----------------   ---------------

Weighted Average  Number of
Shares Outstanding                                          14,000,000         14,000,000
                                                      ================   ================

* = less than $0.01 per share


               See accompanying notes to the financial statements
                                       F-2



                         THE HERTIAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  For the Period
                                                  from Inception     For the three     For the three
                                                (August 28, 1996)     months ended     months ended
                                                to August 31, 2005   August 31, 2005   August 31, 2004
                                                ------------------  ----------------   ---------------
CASH FLOWS FROM (TO)
  OPERATING ACTIVITIES:
   Net (loss)                                    $      (145,198)   $       (12,546)   $      (3,769)
   Adjustments to reconcile net (loss) to net
   cash flows from operating activities:
     Amortization                                            300                 --               --
     Rent expense                                          5,400                150              150
     Expenses paid by shareholders                        15,609                 --               --
     Stock issued for directors' fees                     59,960                 --               --
     Stock issued for consulting fees                      3,040                 --               --
     Increase in accounts payable                          5,586              5,178              263
     Increase in accrued interest                          1,502                191              222
                                                 ---------------    ---------------    -------------

Net Cash Flows (Used in) Operating  Activities           (53,801)            (7,027)          (3,134)
                                                 ---------------    ---------------    -------------

CASH FLOWS FROM (TO) INVESTING
ACTIVITIES:
   Organization costs                                       (300)                --               --
                                                 ---------------    ---------------    -------------

Net Cash Flows (Used in) Investing
  Activities                                                (300)                --               --
                                                 ---------------    ---------------    -------------

CASH FLOWS FROM (TO) FINANCING
ACTIVITIES:
   Issuance of common stock                                8,500                 --               --
   Payments on notes payable
           - related party                                (3,000)                --               --
   Proceeds from notes payable
           - related party                                53,000             10,000            5,000
                                                 ---------------    ---------------    -------------

Net Cash Flows Provided By Financing
Activities                                                58,500             10,000            5,000
                                                 ---------------    ---------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  4,399              2,973            1,866

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                        --              1,426            3,334
                                                 ---------------    ---------------    -------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                 $         4,399    $         4,399    $       5,200
                                                 ===============    ===============    =============

Supplemental Disclosures of Cash Flow
Information:

    Interest paid                                                   $           625    $         300
                                                                    ===============    =============


               See accompanying notes to the financial statements
                                       F-3

                         THE HERITAGE ORGANIZATION, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2005


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2005.

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

NOTE 3 - NOTES PAYABLE, RELATED PARTY

Notes Payable
-------------
The Company has ten unsecured notes payable to a shareholder totaling $50,000 as follows:

Maturity Date               Interest Rate             Principal Amount
-------------               -------------             ----------------

September 18, 2005                 6.50%              $        5,000
November 8, 2005                   6.75%                       5,000
November 21, 2005                  7.00%                       5,000
February 10, 2006                  7.50%                       5,000
March 18, 2006                     7.75%                       5,000
May 16, 2006                       8.00%                       5,000
June 2, 2006                       8.00%                       5,000
August 4, 2006                     8.25%                       5,000
August 18, 2006                    8.50%                       5,000
August 31, 2006                    8.50%                       5,000
                                                      --------------
                                                      $       50,000
                                                      ==============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended August 31, 2005 the Company renewed one note payable of $5,000 with an interest rate of 6.00% at the rate of 8.25% and one note payable of $5,000 with an interest rate of 6.50% at the rate of 8.50%. In addition, two new notes were entered into during the quarter in the amount of $5,000 each at the rates of 8.00% and 8.50%. Also, a new note was entered into on September 30, 2005, in the amount of $5,000 at the rate of 8.75%.

The shareholder is the Company's sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $53,000 as loans from a principal shareholder. Consequently, the Company's balance sheet for the quarter ended August 31, 2005, reflects a total asset value of $4,399.

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

Results of Operations.

During the period from August 28, 1996 (inception) through August 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $145,198.

As of the end of the quarter ending August 31, 2005, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $12,546 for the quarter, compared with a net loss of $3,769 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company's internal control over financial reporting during the quarter ended August 31, 2005 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 4. RELATED PARTY TRANSACTIONS

Notes Payable
-------------
The Company has ten unsecured notes payable to a shareholder totaling $50,000 as follows:

Maturity Date                 Interest Rate             Principal Amount
-------------                 -------------             ----------------

September 18, 2005                   6.50%              $        5,000
November 8, 2005                     6.75%                       5,000
November 21, 2005                    7.00%                       5,000
February 10, 2006                    7.50%                       5,000
March 18, 2006                       7.75%                       5,000
May 16, 2006                         8.00%                       5,000
June 2, 2006                         8.00%                       5,000
August 4, 2006                       8.25%                       5,000
August 18, 2006                      8.50%                       5,000
August 31, 2006                      8.50%                       5,000
                                                        --------------

                                                        $       50,000
                                                        ==============

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended August 31, 2005 the Company renewed one note payable of $5,000 with an interest rate of 6.00% at the rate of 8.25% and one note payable of $5,000 with an interest rate of 6.50% at the rate of 8.50%. In addition, two new notes were entered into during the quarter in the amount of $5,000 each at the rates of 8.00% and 8.50%. Also, a new note was entered into on September 30, 2005, in the amount of $5,000 at the rate of 8.75%.

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





Date: October 18, 2005           By: /s/ Vickie Walker
                                   -----------------------
                                   Vickie Walker
                                   Secretary
                                   Chief Executive Officer
                                   Chief Financial Officer