Form 10QSB
period 2005-11-30
HERITAGE ORGANIZATION INC
filed 2006-08-21
CIK 1025843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter year ended November 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-21951
THE HERITAGE ORGANIZATION, INC.
(Exact name of small business issuer as specified in its charter)
Colorado
(State or other jurisdiction of incorporation or organization)
84-1356383
(IRS Employer Identification No.)
Attn: Vickie Walker
Post Office Box 910
Addison, Texas 75001
(Address of principal executive offices)
214-662-4094
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of July 25, 2006, there were 14,000,000 shares of common stock outstanding.
     Transition Small Business Disclosure Format (Check One) Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
(a) The unaudited financial statements of registrant for the six months ended November 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
November 30, 2005

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET

	November 30,
	2005	May 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,751	$1,426

Total Current Assets	1,751	1,426

Total Assets	$1,751	$1,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$75	$408
Notes payable — related party	55,000	40,000
Accrued interest — related party	1,545	1,311

Total Current Liabilities	56,620	41,719

Total Liabilities	56,620	41,719

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	92,519	92,219
(Deficit) accumulated during the development stage	(147,528)	(132,652)

Total Stockholders’ Equity (Deficit)	(54,869)	(40,293)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,751	$1,426

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three	For the six	For the six
	(8/28/96) to	months ended	months ended	months ended	months ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2005	2005	2004	2005	2004
REVENUES	$5	$—	$—	$—	$—

EXPENSES:
Amortization	300	—	—	—	—
Bank charges	425	—	33	76	72
Consulting fees	62,800	—	—	—	—
Directors fees	200	—	—	—	—
Filing fee	2,375	860	—	2,150	—
Legal & professional	63,680	225	3,027	10,478	6,084
Office expense	2,534	39	—	—	—
Rent expense	5,550	150	150	300	300

Total Expenses	137,864	1,274	3,210	13,004	6,456

(LOSS) FROM CONTINUING OPERATIONS	(137,859)	(1,274)	(3,210)	(13,004)	(6,456)

OTHER (EXPENSE):
Interest expense	(9,669)	(1,056)	(574)	(1,872)	(1,097)

NET (LOSS)	$(147,528)	$(2,330)	$(3,784)	$(14,876)	$(7,553)

NET (LOSS) PER SHARE		$ *	$ *	$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000	14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the six	For the six
	(August 28, 1996)	months ended	months ended
	to August 31, 2005	November 30, 2005	November 30, 2004
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(147,528)	$(14,876)	$(7,553)
Adjustments to reconcile net (loss) to net cash flows to operating activities:
Amortization	300	—	—
Rent expense	5,550	300	300
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in accounts payable	75	(333)	277

Increase in accrued interest	1,545	234	17

Net Cash Flows (Used in) Operating Activities	(61,449)	(14,675)	(6,959)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable — related party	(3,000)	—	(3,000)
Proceeds from notes payable — related party	58,000	15,000	10,000

Net Cash Flows Provided By Financing Activities	63,500	15,000	7,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,751	325	41

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,426	3,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,751	$1,751	$3,375

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,123	$1,638	$—

Taxes paid	$—	$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2006
NOTE 1 – BASIS OF PRESENTATION
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
NOTE 2 – GOING CONCERN AND PLAN OF OPERATION
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.
The Company is currently devoting its efforts to seeking business opportunities. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
NOTE 3 – NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has eleven unsecured notes payable to a shareholder totaling $55,000 as follows:

Maturity Date	Interest Rate	Principal Amount
February 10, 2006	7.50%	$5,000
March 18, 2006	7.75%	5,000
May 16, 2006	8.00%	5,000
June 2, 2006	8.00%	5,000
August 4, 2006	8.50%	5,000
August 18, 2006	8.50%	5,000
August 31, 2006	8.50%	5,000
September 18, 2006	8.50%	5,000
September 30, 2006	8.75%	5,000
November 8, 2006	9.00%	5,000
November 21, 2006	9.00%	5,000

		$55,000

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended November 30, 2005 the Company renewed three notes payable of $5,000 each, two of which had an interest rate of 9.00% and one of which had an interest rate of 8.50%. The Company also borrowed an additional $5,000 at a rate of 8.75%.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $58,000 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended November 30, 2005, reflects a total asset value of $1,751.
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
Results of Operations.
During the period from August 28, 1996 (inception) through November 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $147,528.
As of the end of the quarter ending November 30, 2005, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $2,330 for the quarter, compared with a net loss of $3,784 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of legal and accounting costs related to compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This report contains various forward-looking statements that are based on the Company’s beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company cautions against placing undue reliance on forward-looking statements all of which speak only as of the date made.
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4. RELATED PARTY TRANSACTIONS
Notes Payable
The Company has eleven unsecured notes payable to a shareholder totaling $55,000 as follows:

Maturity Date	Interest Rate	Principal Amount
February 10, 2006	7.50%	$5,000
March 18, 2006	7.75%	5,000
May 16, 2006	8.00%	5,000
June 2, 2006	8.00%	5,000
August 4, 2006	8.50%	5,000
August 18, 2006	8.50%	5,000
August 31, 2006	8.50%	5,000
September 18, 2006	8.50%	5,000
September 30, 2006	8.75%	5,000
November 8, 2006	9.00%	5,000
November 21, 2006	9.00%	5,000

		$55,000

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the quarter ended November 30, 2005 the Company renewed three notes payable of $5,000 each, two of which had an interest rate of 9.00% and one of which had an interest rate of 8.50%. The Company also borrowed an additional $5,000 at a rate of 8.75%.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.
Rent Expense
Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

PART II
ITEM 6. EXHIBITS
The following Exhibits are filed herewith or are incorporated herein by reference below:

Designation	Description of Exhibit

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and President of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2006	THE HERITAGE ORGANIZATION, INC.
	By:	/s/ Vickie Walker
Vickie Walker, Secretary Chief Executive
Officer and Chief Financial Officer