Form 10QSB
period 2006-02-28
HERITAGE ORGANIZATION INC
filed 2006-08-21
CIK 1025843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter year ended February 28, 2006
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
(a) The unaudited financial statements of registrant for the six months ended February 28, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
February 28, 2006

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET

	February 28, 2006	May 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$259	$1,426

Total Current Assets	259	1,426

Total Assets	$259	$1,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$425	$408
Notes payable – related party	55,000	40,000
Accrued interest – related party	2,668	1,311

Total Current Liabilities	58,093	41,719

Total Liabilities	58,093	41,719

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	92,669	92,219
(Deficit) accumulated during the development stage	(150,643)	(132,652)

Total Stockholders’ Equity (Deficit)	(57,834)	(40,293)

Total Liabilities and Stockholders’ Equity (Deficit)	$259	$1,426

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
February 28, 2006

	For the Period
	from Inception	For the three	For the three	For the nine	For the nine
	(8/28/96) to	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2006	2005	2006	2005
REVENUES	$5	$—	$—	$—	$—

EXPENSES:
Amortization	300	—	—	—	—
Bank charges	467	42	36	118	108
Consulting fees	62,800	—	—	—	—
Directors fees	200	—	—	—	—
Filing fee	2,375	—	—	2,150	—
Legal & professional	64,255	575	575	11,053	6,659
Office expense	2,534	—	—	—	—
Rent expense	5,700	150	150	450	450

Total Expenses	138,631	767	761	13,771	7,217

(LOSS) FROM CONTINUING OPERATIONS	(138,626)	(767)	(761)	(13,771)	(7,217)

OTHER (EXPENSE):

Interest expense	(12,017)	(2,347)	(629)	(4,220)	(1,726)

NET (LOSS)	$(150,643)	$(3,114)	$(1,390)	$(17,991)	$(8,943)

NET (LOSS) PER SHARE		$ *	$ *	$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000	14,000,000	14,000,000

* = less than $0.01 per share

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
February 28, 2006

	For the Period
	from Inception	For the nine	For the nine
	(August 28, 1996) to	months ended	months ended
	February 28, 2006	February 28, 2006	February 28, 2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(150,643)	$(17,991)	(8,943)
Adjustments to reconcile net (loss) to net cash flows to operating activities:
Amortization	300	—	—
Rent expense	5,700	450	450
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in accounts payable	425	17	—

Increase in accrued interest	2,668	1,357	346

Net Cash Flows (Used in) Operating Activities	(62,941)	(16,167)	(8,147)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable – related party	(3,000)	—	(3,000)
Proceeds from notes payable – related party	58,000	15,000	10,000

Net Cash Flows Provided By Financing Activities	63,500	15,000	7,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	259	(1,167)	(1,147)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,426	2,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$259	$259	$1,040

Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,348	$2,863	$—

Taxes paid	$—	$—	$—

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
NOTE 3 – NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has eleven unsecured notes payable to a shareholder totaling $55,000 as follows:

Maturity Date	Interest Rate	Principal Amount
March 18, 2006	7.75%	$5,000
May 16, 2006	8.00%	5,000
June 2, 2006	8.00%	5,000
August 4, 2006	8.50%	5,000
August 18, 2006	8.50%	5,000
August 31, 2006	8.50%	5,000
September 18, 2006	8.50%	5,000
September 30, 2006	8.75%	5,000
November 8, 2006	9.00%	5,000
November 21, 2006	9.00%	5,000
February 10, 2007	8.25%	5,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $58,000 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended February 28, 2006, reflects a total asset value of $259.
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
Results of Operations.
During the period from August 28, 1996 (inception) through February 28, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced a cumulative net loss of $150,643.
As of the end of the quarter ending February 28, 2006, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $3,114 for the quarter, compared with a net loss of $1,390 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of interest. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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

ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4. RELATED PARTY TRANSACTIONS
Notes Payable
The Company has eleven unsecured notes payable to a shareholder totaling $55,000 as follows:

Maturity Date	Interest Rate	Principal Amount
March 18, 2006	7.75%	$5,000
May 16, 2006	8.00%	5,000
June 2, 2006	8.00%	5,000
August 4, 2006	8.50%	5,000
August 18, 2006	8.50%	5,000
August 31, 2006	8.50%	5,000
September 18, 2006	8.50%	5,000
September 30, 2006	8.75%	5,000
November 8, 2006	9.00%	5,000
November 21, 2006	9.00%	5,000
February 10, 2007	8.25%	5,000

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

Vickie Walker, Secretary, Chief Executive Officer and Chief Financial Officer