Form 10KSB
period 2006-05-31
HERITAGE ORGANIZATION INC
filed 2006-08-29
CIK 1025843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-21951
THE HERITAGE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1356383

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

Attn: Vickie Walker
Post Office Box 910
Addison, Texas	75001

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, including area code 214-662-4094
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Title of Each Class
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act their obligation under those Sections.
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☑   No ☐
     State issuer’s revenues for its most recent fiscal year. -0-
      State the aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
      The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days is not determinable since no trading market existed on such date which is selected to be May 1, 2006.
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)
      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 25, 2006, there were 14,000,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
General
The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.
As of the end of its fiscal year ending May 31, 2006, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.
To date, the Company’s only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company currently has no employees and owns no real estate.
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
It is anticipated that the Company’s officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company’s existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.
The Company’s search for a candidate for acquisition will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See “Investigation and Selection of Business Opportunities.”) The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.
The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.
As a consequence of the Company’s registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company’s current principal shareholders by the target entity or its controlling shareholders.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.
Investigation and Selection of Business Opportunities
To a large extent, a decision to participate in a specific business opportunity may be made upon management’s analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company’s management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.
It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.
It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company’s securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders’ advice and consent, or because state law so requires.
The analysis of business opportunities will be undertaken by or under the supervision of the Company’s executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder’s fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors regarding business opportunities:
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

(g) The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;
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
In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation and management’s limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.
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
As part of the Company’s investigation, the Company’s executive officers and directors may meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.
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

Form of Acquisition
It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s directors may resign and new directors may be appointed without any vote by stockholders.
It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See “Description of Business — General”).
It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions from registration, if any are available, under applicable federal and state securities laws. In some circumstances, however, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.
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

Competition
The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public “blind pool” companies, many of which may have more funds available than does the Company.
Administrative Offices
The Company currently maintains a mailing address at Attn: Vickie Walker, PO Box 910, Addison, Texas 75001. The Company’s telephone number there is (214) 662-4094. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future until a business combination transaction occurs. The Company records $50 per month as additional paid-in capital for use of the mailing address.
Employees
The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company’s officers except as set forth under “Executive Compensation” and under “Certain Relationships and Related Transactions”.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:
(i) “Description of Business — General” — the general description of the Company’s plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.
(ii) “Description of Business — Investigation and Selection of Business Opportunities” — the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.
(iii) “Description of Business — Form of Acquisition” — the manner in which the Company may participate in a business acquisition.
The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.
ITEM 2. DESCRIPTION OF PROPERTY.
The Company currently maintains a mailing address at Attn: Vickie Walker, PO Box 910, Addison, Texas 75001. The Company pays no rent for the use of any office, however, for financial statement purposes, the Company is recording $50 per month as additional paid-in capital for this purpose. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company’s telephone number is (214) 662-4094.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended May 31, 2006 covered by this report.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s shares have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, and on March 1, 2000, the trading symbol was changed from “BUFG” to “THOI”. No actual trading of such shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company’s securities are currently held of record by a total of approximately 55 persons.
The Company issued 12,740,000 shares of Common Stock in May 1999. Steadfast Investments, L.P., purchased 11,083,800 of the Shares for a purchase price of $870, and GMK Family Holdings, L.L.C., purchased 1,656,200 of the Shares for a purchase price of $130.
The Company filed Restated and Amended Articles of Incorporation on January 3, 2000. The Restated Articles provide for a new class of stock, Class B Common Stock, which shall have the same rights, preferences and limitations as the current Common Stock, except that each share of Class B Common Stock shall have 10,000 votes per share. The holders of Class B Common Stock also have the pre-emptive right to purchase, at their par value, additional shares of Class B Common Stock in order to maintain the same relative voting power in the Company upon the issuance of any additional shares of Common Stock of the Company to any other stockholder or upon the issuance of any shares of Common Stock of the Company to any new stockholder. The authorization of the Class B Voting Stock will have an effect on the holders of Common Stock and Preferred Stock, in that the voting power of the holders of Common Stock and Preferred Stock will be diluted because Preferred Stock and Common Stock is only entitled to one vote per share. In addition, the Restated Articles provide that no pre-emptive rights shall exist for the stockholders except that the stockholders of Class B Common Stock shall have the pre-emptive right to purchase, at their par value, additional shares of Class B Common Stock in order to maintain the same relative voting power in the Company upon the issuance of any additional shares of Common Stock of the Company to any other stockholder or upon the issuance of any shares of Common Stock of the Company to any new stockholder.
No dividends have been declared or paid on the Company’s securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.
No repurchases of any equity security of the Company was made by the Company during the fourth quarter of the fiscal year covered by this report.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder’s equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $65,000 from nine loans from a shareholder, and the expenditure of such funds in furtherance of the Company’s business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company’s balance sheet for the fiscal year ended May 31, 2006, reflects a total asset value of $7,994.
Results of Operations
During the period from August 28, 1996 (inception) through May 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No significant revenues were received by the Company during this period.
For the fiscal year ended May 31, 2006, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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
The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company’s policy in regard to payment for consulting services, see “Certain Relationships and Transactions.”

ITEM 7. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
The Heritage Organization, Inc.
Addison, Texas
We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31, 2006, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the year ended May 31, 2006 and for the period from August 28, 1996 (date of inception) to May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from August 28, 1996 (date of inception) through May 31, 2005, were audited by other auditors whose report, dated July 20, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from August 28, 1996 (date of inception) through May 31, 2005, reflect a net loss of $132,652 of the accumulated deficit as of May 31, 2006. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. as of May 31, 2006, and the results of its operations and its cash flows for the year ended May 31, 2006, and for the period from August 28, 1996 (date of inception) to May 31, 2006, in conformity with U.S. generally accepted accounting principles.
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
/s/ Farmer, Fuqua, & Huff, P.C.
Farmer, Fuqua, & Huff, P.C.
August 21, 2006
Plano, Texas

A.J. ROBBINS, P.C.
Certified Public Accountants
216 Sixteenth Street
Suite 600
Denver, Colorado 80202
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
The Heritage Organization, Inc.
Addison, Texas
We have audited the statements of operations, stockholders’ equity(deficit), and cash flows for the year ended May 31, 2005 and for the period from inception (August 28, 1996) to May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of The Heritage Organization, Inc. operations and its cash flows for the year ended May 31, 2005 and for the period from inception (August 28, 1996) to May 31, 2005, in conformity with generally accepted accounting principles in the United States of America.
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
/s/ AJ. Robbins PC.
AJ. Robbins PC
Certified Public Accountants
Denver, Colorado
July 20, 2005

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
MAY 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,994

Total Current Assets	7,994

Total Assets	$7,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,633
Notes payable – related party	65,000
Accrued interest – related party	1,607

Total Current Liabilities	71,240

Total Liabilities	71,240

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Additional paid-in capital	92,819
(Deficit) accumulated during the development stage	(156,205)

Total Stockholders’ Equity (Deficit)	(63,246)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,994

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	From Inception
	Ended	Ended	(August 28, 1996)
	May 31, 2006	May 31, 2005	To May 31, 2006
REVENUES	$—	$—	$5

EXPENSES:
Amortization	—	—	300
Bank charges	160	144	509
Consulting fees	—	—	62,800
Directors fees	—	—	200
Filing fee	2,150	—	2,375
Legal and professional	16,272	7,118	69,474
Licenses and permits	50	—	50
Office expense	—	—	2,534
Rent expense	600	600	5,850

Total expenses	19,232	7,862	144,092

(LOSS) FROM CONTINUING OPERATIONS	(19,232)	(7,862)	(144,087)

OTHER (EXPENSE):
Interest expense	(4,321)	(2,406)	(12,118)

NET (LOSS)	$(23,553)	$(10,268)	$(156,205)

NET (LOSS) PER SHARE	$ *	$ *

Weighted Average Number of Shares Outstanding	14,000,000	14,000,000

* = less than $0.01 per share
See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2006

					(Deficit)
					Accumulated
	Common Stock			Additional	During the	Stockholders’
	Per	Number		Paid-In	Development	Equity
	Share	of Shares	Amount	Capital	Stage	(Deficit)
Common stock issued for cash and subscriptions receivable, August 1996	0.05	150,000	$2	$7,498	$—	$7,500
Common stock issued for Services, August 1996	0.00001	24,000,000	240	—	—	240
Shares cancelled	—	(22,800,000)	(228)	228	—	—
Rent and services provided at no charge	—	—	—	60,210	—	60,210
Net loss, May 31, 1997	—	—	—	—	(63,964)	(63,964)

Balance, May 31, 1997	—	1,350,000	14	67,936	(63,964)	3,986

Shares cancelled	—	(120,000)	(1)	1	—	—
Common stock issued for services, February 1998	0.10	30,000	—	3,000	—	3,000
Rent provided at no charge	—	—	—	600	—	600
Expenses paid by shareholders	—	—	—	4,536	—	4,536
Net loss, May 31, 1998	—	—	—	—	(12,147)	(12,147)

Balance, May 31, 1998	—	1,260,000	13	76,073	(76,111)	(25)

Common stock issued for cash May 1999	0.00008	12,740,000	127	873	—	1,000
Rent provided at no charge	—	—	—	600	—	600
Expenses paid by shareholders	—	—	—	11,073	—	11,073
See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2006

					Accumulated
	Common Stock			Additional	During the	Stockholders’
	Per	Number		Paid-In	Development	Equity
	Share	of Shares	Amount	Capital	Stage	(Deficit)
Net loss, May 31, 1999	—	—	—	—	(12,513)	(12,513)

Balance, May 31, 1999	—	14,000,000	140	88,619	(88,624)	135

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2000	—	—	—	—	(4,961)	(4,961)

Balance, May 31, 2000	—	14,000,000	140	89,219	(93,585)	(4,226)

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2001	—	—	—	—	(5,340)	(5,340)

Balance May 31, 2001	—	14,000,000	140	89,819	(98,925)	(8,966)

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2002	—	—	—	—	(5,719)	(5,719)

Balance, May 31, 2002	—	14,000,000	140	90,419	(104,644)	(14,085)

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2003	—	—	—	—	(6,686)	(6,686)

Balance, May 31, 2003	—	14,000,000	140	91,019	(111,330)	(20,171)

Rent provided at no charge	—	—	—	600	—	600
See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2006

					Deficit
					Accumulated
	Common Stock			Additional	During the	Stockholders’
	Per	Number		Paid-In	Development	Equity
	Share	of Shares	Amount	Capital	Stage	(Deficit)
Net loss, May 31, 2004	—	—	—	—	(11,054)	(11,054)

Balance, May 31, 2004	—	14,000,000	140	91,619	(122,384)	(30,625)

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2005	—	—	—	—	(10,268)	(10,268)

Balance, May 31, 2005	—	14,000,000	$140	$92,219	$(132,652)	$(40,293)

Rent provide at no charge	—	—	—	600	—	600
Net loss, May 31, 2006	—	—	—	—	(23,553)	(23,553)

Balance, May 31, 2006	—	14,000,000	140	92,819	(156,205)	(63,246)

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year Ended	For the Year Ended	(August 28, 1996) to
	May 31, 2006	May 31, 2005	May 31, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(23,553)	$(10,268)	$(156,205)
Adjustments to reconcile net (loss) to net cash flows from operating activities:
Amortization	—	—	300
Rent expense	600	600	5,850
Expenses paid by shareholders	—	—	15,609
Stock issued for directors’ fees	—	—	59,960
Stock issued for consulting fees	—	—	3,040
Increase in accounts payable	4,225	333	4,633
Increase in accrued interest	296	427	1,607

Net Cash Flows (Used in) Operating Activities	(18,432)	(8,908)	(65,206)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	—	—	(300)

Net Cash Flows (Used in) Investing Activities	—	—	(300)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	—	—	8,500
Payments on notes payable – related party	—	(3,000)	(3,000)
Proceeds from notes payable – related party	25,000	10,000	68,000

Net Cash Flows Provided By Financing Activities	25,000	7,000	73,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,568	(1,908)	7,994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,426	3,334	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,994	$1,426	$7,994

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 1 – NATURE OF BUSINESS
The Heritage Organization, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on August 28, 1996. The principal office of the Company is in Addison, Texas 75001.
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
One shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.
The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Method
The Company maintains its books on the accrual basis of accounting.
Fiscal Year
The Company maintains a May 31 fiscal year end for financial statement reporting purposes, and an August 31 fiscal year end for tax reporting purposes.
Organization Costs
Costs to incorporate the Company have been capitalized and were amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 under the requirements of SOP 98-5.
Earnings Per Common Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.
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
Consideration of Other Comprehensive Income Items
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2006, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.
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
NOTE 3 — STOCKHOLDERS’ EQUITY
Common Stock
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
Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.
NOTE 4 — RELATED PARTY TRANSACTIONS
Notes Payable
The Company has twelve unsecured notes payable to a shareholder totaling $65,000 as follows:

Maturity Date	Interest Rate	Principal Amount
June 2, 2006	8.00%	5,000
August 4, 2006	8.50%	$5,000
August 18, 2006	8.50%	5,000
August 31, 2006	8.50%	5,000
September 18,2006	8.50%	5,000
September 30, 2006	8.75%	5,000
November 8, 2006	9.00%	5,000
November 21, 2006	9.00%	5,000
February 10, 2007	8.25%	5,000
March 18, 2007	8.25%	5,000
March 31, 2007	8.25%	10,000
May 16, 2007	8.00%	5,000

		$65,000

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the year ended May 31, 2006 the Company renewed notes payable totaling $40,000, with interest rates ranging from 6.0% to 8.0%. At the dates of renewal, the interest rates were increased to rates ranging from 8% to 9.00% depending on the time of renewal. The Company also entered into new loans in the total amount of $25,000 with interest rates ranging from 8.0% to 8.25%.
One shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Rent Expense
Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is recording $50 per month as additional paid-in capital for this use.
NOTE 5 — INCOME TAXES
The Company has Federal net operating loss carryforwards of approximately $154,000 expiring 2012 through 2026. The tax benefit of these net operating losses is approximately $30,800 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2006, the valuation allowance increased by approximately $4,800.
NOTE 6 — SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
The Company recorded rent expense for the years ended May 31, 2006 and 2005 of $50 per month for a total of $600 and $600, respectively.
Interest paid totaled $4,025 and $1,980 for the years ended May 31, 2006 and 2005, respectively. Taxes paid totaled $-0- and $-0- for the years ended May 31, 2006 and 2005, respectively.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Effective March 1, 2006, the Board of Directors of the Company was notified by A.J. Robbins, P.C., Certified Public Accountants, that A.J. Robbins, P.C. declined to stand for reelection and would cease to be the independent registered public accountant for the Company as soon as the Company was able to engage new, independent registered public accountants in the Dallas, Texas area. A.J. Robbins, P.C. is a Denver, Colorado accounting firm which audited the Company’s financial statements for the past two fiscal years ended May 31, 2005. During the Company’s two most recent fiscal years and any subsequent interim period through March 1, 2006, there were no disagreements between the Company and A.J. Robbins, P.C. concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Effective March 1, 2006, the Board of Directors of the Company engaged the Plano, Texas firm of Farmer, Fuqua & Huff, P.C. as the independent registered public accountants to audit the Company’s financial statements. During the Company’s two most recent fiscal years and any subsequent interim period, the Company did not consult with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The decision to change accountants was approved the by the Board of Directors of the Company (which does not have a separate Audit Committee).
Item 8A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B. OTHER INFORMATION
Not applicable.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The affairs of the Company are managed by a Board of Directors. The Directors are elected at the annual meeting of shareholder or appointed by the incumbent Board and serve until the next annual meeting of shareholders or until a successor has been elected or approved.
The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company:

Name	Age	Positions Held and Tenure
Gary M. Kornman	63	Chairman of Board of Directors since May 1999

Vickie A. Walker	47	Treasurer & Director since May 1999 Secretary since October 1999 President since July 2002
The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.
The directors and officers will devote their time to the Company’s affairs on an “as needed” basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.
There are no family relationships between any of the directors or officers of the Company.
The Company’s board of directors held a formal meeting on July 15, 2002 to amend the bylaws of the Company to provide that the number of directors of the Company shall be within a range of no less than one but no more than five. The Company’s bylaws had previously stated that the number of directors of the Company should be within a range of no less than three but no more than five. The board of directors also appointed Vickie A. Walker as President of the Company effective July 15, 2002. The Company has not yet adopted a Code of Ethics.
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
Gary M. Kornman, a director of the Company, is the subject of an indictment filed November 16, 2005, in the case styled United States of America v. Gary M. Kornman, Case No. 305-CR-0298P pending in the United States District Court for the Northern District of Texas, Dallas Division. He is charged with two separate counts of securities fraud in the purchase and sale of the stock of two companies’ (not affiliated with the Company) publicly-traded securities and one count of making false statements to the SEC. Kornman has denied the charges and entered a plea of not guilty to all three counts. Trial in the case is presently scheduled for September 18, 2006. The Company has no involvement in this case.
Kornman was also the defendant in the civil case styled Securities and Exchange Commission v. Gary M. Kornman, Civil Action No. 304CV1803-L filed August 18, 2004, in the United States District Court for the Northern District of Texas, Dallas Division. The SEC moved to dismiss this case without prejudice and the Court conditionally dismissed the case by allowing Kornman to accomplish any pending discovery. The Company had no involvement in this case.
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

ITEM 10. EXECUTIVE COMPENSATION.
No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See “Certain Relationships and Related Transactions.” The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS.
(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
The following table sets forth, as of the end of the Company’s most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by persons who hold 5.0% or more of the outstanding Common Stock of the Company.

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
(b) SECURITY OWNERSHIP OF MANAGEMENT.
The following table sets forth, as of the end of the Company’s most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers and directors of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Indemnification of Officers and Directors
As permitted by Colorado law, the Company’s Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.
Exclusion of Liability
Pursuant to the Colorado Corporation Code, the Company’s Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws.
Conflicts of Interest
None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officers’ other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.
Each of the Company’s officers and directors also are officers, directors, or both of several other companies: however these entities are not anticipated to be in direct competition with the Company for available opportunities.
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
Company management, and the other principal shareholders of the Company, may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company’s other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company’s other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.
Mr. Gary M. Kornman is a director and officer of the Company and may be deemed to be the beneficial owner of all shares purchased by Steadfast Investments, L.P., and by GMK Family Holdings, L.L.C.
There are no familial relationships between any of the directors or officers of the Company.
ITEM 13. EXHIBITS
The following documents are filed as Exhibits to this report or are incorporated by reference as indicated below.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of The Heritage Organization, Inc. (incorporated by reference hereby made to Exhibit 2.1 to Form 10SB12G/A filed August 8, 1997)

3.2*	Amended & Restated Articles of Incorporation of The Heritage Organization, Inc.

3.3	Bylaws of The Heritage Organization, Inc. (incorporated by reference hereby made to Exhibit 2.2 to Form 10SB12G/A filed August 8, 1997)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees for professional services rendered to or for the Company by Farmer, Fuqua & Huff, P.C., and A.J. Robbins, P.C. for the fiscal years ended May 31, 2006 and 2005:

	2006	2005
	(Farmer, Fuqua &	(A.J. Robbins,
	Huff, P.C. and A.J.	P.C. and Comiskey
Type of Fees	Robbins, P.C.)	& Company)
Audit Fees	$12,000	$5,508
Audit Related Fees	$—	$—
Tax Fees – preparation of corporate federal income tax returns	$—	$—
All Other Fees	$—	$—

Total	$12,000	$5,508

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by the Board of Directors as required by law. The fees paid the principal auditors for services as described in the above table fall under the categories listed below:

     Audit Fees. These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.
     Audit-Related Fees. These fees are for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.
     Tax Fees. These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and any consolidated subsidiaries.
     All Other Fees. These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.
These services are actively monitored (both as to spending level and work content) by the Board of Directors to maintain the appropriate objectivity and independent in the principal auditor’s core work, which is the audit of the Company’s financial statements.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 2006.	THE HERITAGE ORGANIZATION, INC.

	By:	/s/ Vickie A. Walker
Vickie A. Walker, President,
Secretary, Treasurer and Director
(Principal Executive Officer and
Chief Financial and Accounting
Officer)