Form 10QSB
period 2006-08-31
HERITAGE ORGANIZATION INC
filed 2006-10-16
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No: 000-21951
THE HERITAGE ORGANIZATION, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1356383

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
ATTN: Vickie Walker, P.O. Box 910 Addison, Texas 75001
(Address of Principal Executive Offices)
Issuer’s telephone number: (214) 662-4094
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At October 10, 2006 there were 14,000,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
(a) The unaudited financial statements of registrant for the three months ended August 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
August 31, 2006

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
ASSETS

	August 31, 2006	May 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,148	$7,994

Total Current Assets	2,148	7,994

Total Assets	$2,148	$7,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,950	$4,633
Notes payable — related party	65,000	65,000
Accrued interest — related party	1,354	1,607

Total Current Liabilities	79,304	71,240

Total Liabilities	79,304	71,240

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	92,969	92,819
(Deficit) accumulated during the development stage	(170,265)	(156,205)

Total Stockholders’ Equity (Deficit)	(77,156)	(63,246)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,148	$7,994

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three
	(8/28/96) to	months ended	Months ended
	August 31,	August 31,	August 31,
	2006	2006	2005
REVENUES	$5	$—	$—

EXPENSES:
Amortization	300	—	—
Bank charges	541	32	37
Consulting fees	62,800	—	—
Directors fees	200	—	—
Filing fee	3,297	922	1,290
Legal & professional	81,009	11,535	10,253
Licenses and permits	50	—	—
Office expense	2,534	—	—
Rent expense	6,000	150	150

Total expenses	156,731	12,639	11,730

(LOSS) FROM CONTINUING OPERATIONS	(156,726)	(12,639)	(11,730)

OTHER (EXPENSE):

Interest expense	(13,539)	(1,421)	(816)

NET (LOSS)	$(170,265)	$(14,060)	$(12,546)

NET (LOSS) PER SHARE		$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the three	For the three
	(August 28, 1996) to	months ended	months ended
	August 31, 2006	August 31, 2006	August 31, 2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(170,265)	$(14,060)	$(12,546)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	6,000	150	150
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in accounts payable	12,950	8,317	5,178
Increase (decrease) in accrued interest	1,354	(253)	191

Net Cash Flows (Used in) Operating Activities	(71,052)	(5,846)	(7,027)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable — related party	(3,000)	—	—
Proceeds from notes payable — related party	68,000	—	10,000

Net Cash Flows Provided By Financing Activities	73,500	—	10,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,148	(5,846)	2,973

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	7,994	1,426

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,148	$2,148	$4,399

Supplemental Disclosures of Cash Flow Information:

Interest paid		$1,674	$625

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006
NOTE 1 — BASIS OF PRESENTATION
The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2006.
NOTE 2 — GOING CONCERN AND PLAN OF OPERATION
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
NOTE 3 — NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has twelve unsecured notes payable to a shareholder totaling $65,000 as follows:

Maturity Date	Interest Rate	Principal Amount
November 8, 2006	9.00%	$5,000
November 21, 2006	9.00%	5,000
February 10, 2007	8.25%	5,000
March 18, 2007	8.25%	5,000
March 31, 2007	8.25%	10,000
May 16, 2007	8.25%	5,000
June 2, 2007	10.00%	5,000
August 4, 2007	10.25%	5,000
August 18, 2007	10.25%	5,000
August 31, 2007	10.25%	5,000
September 18, 2007	10.25%	5,000
September 30, 2007	10.25%	5,000

		$65,000

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the period ended August 31, 2006, $1,674 of interest was paid to a related party.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $65,000 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended August 31, 2006, reflects a total asset value of $2,148.
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
Results of Operations.
During the period from August 28, 1996 (inception) through August 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $170,265.
As of the end of the quarter ending August 31, 2006, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $14,060 for the quarter, compared with a net loss of $12,546 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of an increase of legal and professional fees and interest expense. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The following Exhibits are filed herewith or incorporated herein by reference below:

Designation	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2006	By:	/s/ Vickie Walker
Vickie Walker
Secretary
Chief Executive Officer
Chief Financial Officer