Form 10QSB
period 2006-11-30
HERITAGE ORGANIZATION INC
filed 2007-01-16
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006.

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No☐
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At January 15, 2007 there were 14,000,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
(a) The unaudited financial statements of registrant for the three months ended November 30, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
November 30, 2006

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2006	May 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,333	$7,994
Prepaid expense	1,000	—

Total Current Assets	6,333	7,994

Total Assets	$6,333	$7,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$—	$4,633
Notes payable — related party	90,000	65,000
Accrued interest — related party	2,403	1,607

Total Current Liabilities	92,403	71,240

Total Liabilities	92,403	71,240

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	93,119	92,819
(Deficit) accumulated during the development stage	(179,329)	(156,205)

Total Stockholders’ Equity (Deficit)	(86,070)	(63,246)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,333	$7,994

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three	For the six	For the six
	(8/28/96) to	months ended	months ended	months ended	months ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2006	2006	2005	2006	2005
REVENUES	$5	$—	$—	$—	$—

EXPENSES:
Amortization	300	—	—	—	—
Bank charges	576	35	—	67	76
Consulting fees	62,800	—	—	—	—
Directors fees	200	—	—	—	—
Filing fee	8,702	5,405	860	6,327	2,150
Legal & professional	82,572	1,563	225	13,098	10,478
Office expense	2,534	—	39	—	—
Licenses & Permits	50	—	—	—	—
Rent expense	6,150	150	150	300	300

Total Expenses	163,884	7,153	1,274	19,792	13,004

(LOSS) FROM CONTINUING OPERATIONS	(163,879)	(7,153)	(1,274)	(19,792)	(13,004)

OTHER (EXPENSE):
Interest expense	(15,450)	(1,910)	(1,056)	(3,332)	(1,872)

NET (LOSS)	$(179,329)	$(9,063)	$(2,330)	$(23,124)	$(14,876)

NET (LOSS) PER SHARE		$ *	$ *	$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000	14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the six	For the six
	(August 28, 1996) to	months ended	months ended
	November 30, 2006	November 30, 2006	November 30, 2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(179,329)	$(23,124)	$(14,876)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	6,150	300	300
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in prepaid expenses	(1,000)	(1,000)	—
Increase in accounts payable	—	(4,633)	(333)
Increase in accrued interest	2,403	796	234

Net Cash Flows (Used in) Operating Activities	(92,867)	(27,661)	(14,675)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable — related party	(3,000)	—	—
Proceeds from notes payable — related party	93,000	25,000	15,000

Net Cash Flows Provided By Financing Activities	98,500	25,000	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,333	(2,661)	325

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	7,994	1,426

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,333	$5,333	$1,751

Supplemental Disclosures of Cash Flow Information:

Interest paid		$2,537	$1,638

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
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
NOTE 3 — NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has thirteen unsecured notes payable to a shareholder totaling $90,000 as follows:

Maturity Date	Interest Rate	Principal Amount
February 10, 2007	8.25%	5,000
March 18, 2007	8.25%	5,000
March 31, 2007	8.25%	10,000
May 16, 2007	8.25%	5,000
June 2, 2007	10.00%	5,000
August 4, 2007	10.25%	5,000
August 18, 2007	10.25%	5,000
August 31, 2007	10.25%	5,000
September 18, 2007	10.25%	5,000
September 30, 2007	10.25%	5,000
October 2, 2007	10.25%	25,000
November 8, 2007	10.25%	5,000
November 21, 2007	10.25%	5,000

		$90,000

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the period ended November 30, 2006, $2,537 of interest was paid to a related party.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $90,000 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended November 30, 2006, reflects a total asset value of $6,333.
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
Results of Operations.
During the period from August 28, 1996 (inception) through November 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $179,329.
As of the end of the quarter ending November 30, 2006, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $9,063 for the quarter, compared with a net loss of $2,330 for the same quarter of the previous fiscal year. The loss during the quarter is primarily the result of an increase of legal and professional fees. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30.

PART II
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

Date: January 15, 2007	By:	/s/ Vickie Walker
Vickie Walker Secretary
Chief Executive Officer
Chief Financial Officer