Form 10QSB
period 2007-02-28
HERITAGE ORGANIZATION INC
filed 2007-04-16
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No: 000-21951
THE HERITAGE ORGANIZATION, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1356383

(State or other jurisdiction	(IRS Employer Identification
of incorporation or organization)	No.)
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
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At April 16, 2007 there were 14,000,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
(a) The unaudited financial statements of registrant for the nine months ended February 28, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
February 28, 2007
CONTENTS

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2007	May 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,752	$7,994

Total Current Assets	1,752	7,994

Total Assets	$1,752	$7,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$150	$4,633
Notes payable — related party	90,000	65,000
Accrued interest — related party	3,656	1,607

Total Current Liabilities	93,806	71,240

Total Liabilities	93,806	71,240

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	93,269	92,819
(Deficit) accumulated during the development stage	(185,463)	(156,205)

Total Stockholders’ Equity (Deficit)	(92,054)	(63,246)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,752	$7,994

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three	For the nine	For the nine
	(8/28/96) to	months ended	months ended	months ended	months ended
	February 28, 2007	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006

REVENUES	$5	$—	$—	$—	$—

EXPENSES:
Amortization	300	—	—	—	—
Bank charges	611	35	42	102	118
Consulting fees	62,800	—	—	—	—
Directors fees	200	—	—	—	—
Filing fee	9,885	1,183	—	7,510	2,150
Legal & professional	85,185	2,613	575	15,711	11,053
Office expense	2,534	—	—	—	—
Licenses & Permits	50	—	—	—	—
Rent expense	6,300	150	150	450	450

Total Expenses	167,865	3,981	767	23,773	13,771

(LOSS) FROM CONTINUING OPERATIONS	(167,860)	(3,981)	(767)	(23,773)	(13,771)

OTHER (EXPENSE):
Interest expense	(17,603)	(2,153)	(2,347)	(5,485)	(4,220)

NET (LOSS)	$(185,463)	$(6,134)	$(3,114)	$(29,258)	$(17,991)

NET (LOSS) PER SHARE		$ *	$ *	$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000	14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the nine	For the nine
	(August 28, 1996) to	months ended	months ended
	February 28, 2007	February 28, 2007	February 28, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(185,463)	$(29,258)	$(17,991)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	6,300	450	450
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in accounts payable	150	(4,483)	17
Increase in accrued interest	3,656	2,049	1,357

Net Cash Flows (Used in) Operating Activities	(96,448)	(31,242)	(16,167)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable — related party	(3,000)	—	—
Proceeds from notes payable — related party	93,000	25,000	15,000

Net Cash Flows Provided By Financing Activities	98,500	25,000	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,752	(6,242)	(1,167)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	7,994	1,426

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,752	$1,752	$259

Supplemental Disclosures of Cash Flow Information:

Interest paid		$3,436	$2,863

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
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
NOTE 3 — NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has thirteen unsecured notes payable to a shareholder totaling $90,000 as follows:

Maturity Date	Interest Rate	Principal Amount
May 16, 2007	8.25%	5,000
June 2, 2007	10.00%	5,000
August 4, 2007	10.25%	5,000
August 18, 2007	10.25%	5,000
August 31, 2007	10.25%	5,000
September 18, 2007	10.25%	5,000
September 30, 2007	10.25%	5,000
October 2, 2007	10.25%	25,000
November 8, 2007	10.25%	5,000
November 21, 2007	10.25%	5,000
February 10, 2008	10.25%	5,000
March 18, 2008	8.25%	5,000
March 31, 2008	8.25%	10,000

		$90,000

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the three and nine month period ended February 28, 2007, $900 and $3,436 of interest was paid to a related party.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $90,000 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended February 28, 2007, reflects a total asset value of $1,752.
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
Results of Operations.
During the period from August 28, 1996 (inception) through February 28, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $185,463.
As of the end of the quarter ending February 28, 2007, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $6,134 and $29,258 for the three and nine months ended February 28, 2007, compared with a net loss of $3,114 and $17,991 for three and nine months ended February 28, 2006. The loss during the quarter is primarily the result of an increase of legal and professional fees. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28.

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

Date: April 16, 2007	By:	/s/ Vickie Walker

Vickie Walker
Secretary Chief Executive Officer Chief Financial Officer