Form 10KSB
period 2007-05-31
HERITAGE ORGANIZATION INC
filed 2007-08-28
CIK 1025843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       May 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-21951
THE HERITAGE ORGANIZATION, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1356383

(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Number)

Attn: Vickie Walker
Post Office Box 910
Addison, Texas	75001

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, including area code       214-662-4094

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Title of Each Class
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act their obligation under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐
     State issuer’s revenues for its most recent fiscal year. -0-
     State the aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
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
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2007, there were 14,000,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
General
The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.
As of the end of its fiscal year ending May 31, 2007, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.
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
No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5.0%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in any item of pending litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended May 31, 2007 covered by this report.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The Company’s shares of Common Stock have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, and on March 1, 2000, the trading symbol was changed from “BUFG” to “THOI”. No actual trading of such shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. As of August 17, 2007, there were 14,000,000 shares of the Company’s Common Stock issued and outstanding, which were held of record by a total of approximately 55 persons.
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
During the fourth quarter of the fiscal year ended May31, 2007, neither the Company nor any “affiliated purchaser” made any purchase of the shares of Common Stock of the Company.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder’s equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $100,000 from fourteen loans from a shareholder, and the expenditure of such funds in furtherance of the Company’s business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company’s balance sheet for the fiscal year ended May 31, 2007, reflects a total asset value of $8,370.
Results of Operations
During the period from August 28, 1996 (inception) through May 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No significant revenues were received by the Company during this period.
For the fiscal year ended May 31, 2007, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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
Addison, Texas
We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31, 2007, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the two years ended May 31, 2007 and for the period from August 28, 1996 (date of inception) to May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from August 28, 1996 (date of inception) through May 31, 2005, were audited by other auditors whose report, dated July 20, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from August 28, 1996 (date of inception) through May 31, 2005, reflect a net loss of $132,652 of the accumulated deficit as of May 31, 2007. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. as of May 31, 2007, and the results of its operations and its cash flows for the year ended May 31, 2007, and for the period from August 28, 1996 (date of inception) to May 31, 2007, in conformity with U.S. generally accepted accounting principles.
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
/s/ Farmer, Fuqua, & Huff, P.C.
Farmer, Fuqua, & Huff, P.C.
August 28, 2007
Plano, Texas

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
MAY 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,370

Total Current Assets	8,370

Total Assets	$8,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,738
Notes payable — related party	100,000
Accrued interest — related party	3,922

Total Current Liabilities	105,660

Total Liabilities	105,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Additional paid-in capital	93,419
(Deficit) accumulated during the development stage	(190,849)

Total Stockholders’ Equity (Deficit)	(97,290)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,370

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	From Inception
	Ended	Ended	(August 28, 1996)
	May 31, 2007	May 31, 2006	To May 31, 2007
REVENUES	$—	$—	$5

EXPENSES:
Amortization	—	—	300
Bank charges	145	160	654
Consulting fees	—	—	62,800
Directors fees	—	—	200
Filing fee	8,624	2,150	10,999
Legal and professional	17,460	16,272	86,934
Licenses and permits	—	50	50
Office expense	—	—	2,534
Rent expense	600	600	6,450

Total expenses	26,829	19,232	170,921

(LOSS) FROM CONTINUING OPERATIONS	(26,829)	(19,232)	(170,916)

OTHER (EXPENSE):
Interest expense	(7,815)	(4,321)	(19,933)

NET (LOSS)	$(34,644)	$(23,553)	$(190,849)

NET (LOSS) PER SHARE	$ *	$ *

Weighted Average Number of Shares Outstanding	14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2007

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
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2007

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

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2007

					Deficit
					Accumulated
	Common Stock			Additional	During the	Stockholders’
	Per	Number		Paid-In	Development	Equity
	Share	of Shares	Amount	Capital	Stage	(Deficit)
Net loss, May 31, 2004	—	—	—	—	(11,054)	(11,054)

Balance, May 31, 2004	—	14,000,000	140	91,619	(122,384)	(30,625)

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2005	—	—	—	—	(10,268)	(10,268)

Balance, May 31, 2005	—	14,000,000	$140	$92,219	$(132,652)	$(40,293)

Rent provide at no charge	—	—	—	600	—	600
Net loss, May 31, 2006	—	—	—	—	(23,553)	(23,553)

Balance, May 31, 2006	—	14,000,000	140	92,819	(156,205)	(63,246)

Rent provide at no charge	—	—	—	600	—	600
Net loss, May 31, 2007	—	—	—	—	(34,644)	(34,644)

Balance, May 31, 2007	—	14,000,000	140	93,419	(190,849)	(97,290)

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year Ended	For the Year Ended	(August 28, 1996) to
	May 31, 2007	May 31, 2006	May 31, 2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(34,644)	$(23,553)	$(190,849)
Adjustments to reconcile net (loss) to net cash flows from operating activities:
Amortization	—	—	300
Rent expense — noncash	600	600	6,450
Expenses paid by shareholders	—	—	15,609
Stock issued for directors’ fees	—	—	59,960
Stock issued for consulting fees	—	—	3,040
Increase in accounts payable	(2,895)	4,225	1,738
Increase in accrued interest	2,315	296	3,922

Net Cash Flows (Used in) Operating Activities	(34,624)	(18,432)	(99,830)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	—	—	(300)

Net Cash Flows (Used in) Investing Activities	—	—	(300)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	—	—	8,500
Payments on notes payable — related party	—	—	(3,000)
Proceeds from notes payable — related party	35,000	25,000	103,000

Net Cash Flows Provided By Financing Activities	35,000	25,000	108,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	376	6,568	8,370

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,994	1,426	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,370	$7,994	$8,370

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Method
The Company maintains its books on the accrual basis of accounting.
Fiscal Year
The Company maintains a May 31 fiscal year end for financial statement reporting purposes, and an August 31 fiscal year end for tax reporting purposes.
Organization Costs
Costs to incorporate the Company have been capitalized and were amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 under the requirements of SOP 98.5.
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

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Consideration of Other Comprehensive Income Items
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2007, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.
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
NOTE 4 — RELATED PARTY TRANSACTIONS
Notes Payable
The Company has fourteen unsecured notes payable to a shareholder totaling $100,000 as follows:

Maturity Date	Interest Rate	Principal Amount
June 2, 2007	10.00%	$5,000
August 4, 2007	10.25%	5,000
August 18, 2007	10.25%	5,000
August 31, 2007	10.25%	5,000
September 18, 2007	10.25%	5,000
September 30, 2007	10.25%	5,000
October 2, 2007	10.25%	25,000
November 8, 2007	10.25%	5,000
November 21, 2007	10.25%	5,000
February 10, 2008	10.25%	5,000
March 18, 2008	10.25%	5,000
March 31, 2008	10.25%	10,000
May 14, 2008	10.25%	10,000
May 16, 2008	10.25%	5,000

		$100,000

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the year ended May 31, 2007 the Company renewed notes payable totaling $65,000, with interest rates ranging from 8.25% to 10.25%. At the dates of renewal, the interest rates were increased to rates ranging from 10 to 10.25% depending on the time of renewal. The Company also entered into new loans in the total amount of $35,000 with an interest rate of 10.25%. Subsequent to May 31, 2007 three notes matured and were extended with a new one-year loan of the outstanding principal balance with an interest rate of 10.25%.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 4 — RELATED PARTY TRANSACTIONS (Continued)
One shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.
Rent Expense
Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is recording $50 per month as additional paid-in capital for this use.
NOTE 5 — INCOME TAXES
The Company has Federal net operating loss carryforwards of approximately $190,000 expiring 2012 through 2026. The tax benefit of these net operating losses is approximately $28,500 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2007, the valuation allowance increased by approximately $2,300.
NOTE 6 — SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
The Company recorded rent expense for the years ended May 31, 2007 and 2006 of $50 per month for a total of $600 and $600, respectively.
Interest paid totaled $5,087 and $4,025 for the years ended May 31, 2007 and 2006, respectively. Taxes paid totaled $-0- and $-0- for the years ended May 31, 2007 and 2006, respectively.

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
The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company:

Name	Age	Positions Held and Tenure

Gary M. Kornman	63	Chairman of Board of Directors since May 1999

Vickie A. Walker	48	Treasurer & Director since May 1999 Secretary since October 1999 President since July 2002
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
On April 9,2007, Gary M. Kornman, a director of the Company, entered into a Plea Agreement to an indictment filed November 16, 2005, in the case styled United States of America v. Gary M. Kornman, Case No. 305-CR-0298P pending in the United States District Court for the Northern District of Texas, Dallas Division. He was originally charged with two separate counts of securities fraud in the purchase and sale of the stock of two companies’ (not affiliated with the Company) publicly-traded securities and one count of making false statements to the SEC. Kornman initially denied the charges and entered a plea of not guilty to all three counts. Under the Plea Agreement, Kornman pled to one count of making false statements to the SEC in violation of 18 U.S.C. Section 1001and on July 11, 2007 was sentenced to two years probation and ordered to disgorge $143,465 to the SEC.
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
The person listed is an officer, a director, or both, of the Company.

Name and	Number of Shares	Percent of
Address	Owned Beneficially	Class Owned
Gary M. Kornman	12,740,000	91%
Attn: Vickie Walker PO Box 910 Addison, Texas 75001-0910

Vickie A. Walker	0	0%
P O Box 910
Addison, Texas 75001

Name and	Number of Shares	Percent of
Address	Owned Beneficially	Class Owned
All directors and executive officers (2 persons)	12,740,000	91%
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
Mr. Gary M. Kornman is a director of the Company and may be deemed to be the beneficial owner of all shares purchased by Steadfast Investments, L.P., and by GMK Family Holdings, L.L.C.
There are no familial relationships between any of the directors or officers of the Company.
ITEM 13. EXHIBITS
The following documents are filed as Exhibits to this report or are incorporated by reference as indicated below.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of The Heritage Organization, Inc. (incorporated by reference hereby made to Exhibit 2.1 to Form 10SB12G/A filed August 8, 1997)
3.2	Restated Articles of Incorporation of The Heritage Organization, Inc.
3.3	Bylaws of The Heritage Organization, Inc. (incorporated by reference hereby made to Exhibit 2.2 to Form 10SB12G/A filed August 8, 1997)
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees for professional services rendered to or for the Company by Farmer, Fuqua & Huff, P.C., and A.J. Robbins, P.C. for the fiscal years ended May 31, 2007 and 2006:

2006
	2007	(Farmer, Fuqua &
	(Farmer, Fuqua &	Huff, P.C. and A.J.
Type of Fees	Huff, P.C.)	Robbins, P.C.)
Audit Fees	$13,250	$12,000
Audit Related Fees	$—	$—
Tax Fees — preparation of corporate federal income tax returns	$—	$—
All Other Fees	$—	$—

Total	$	$12,000

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

Date: August 28, 2007.	THE HERITAGE ORGANIZATION, INC.

	By:	/s/ Vickie A. Walker
Vickie A. Walker, President,
Secretary, Treasurer and Director
(Principal Executive Officer and
Chief Financial and Accounting
Officer)