Form 10QSB
period 2007-08-31
HERITAGE ORGANIZATION INC
filed 2007-10-22
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2007.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No: 000-21951
THE HERITAGE ORGANIZATION, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1356383

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
ATTN: Vickie Walker, P.O. Box 910 Addison, Texas 75001
(Address of Principal Executive Offices)
Issuer’s telephone number: (214) 662-4094
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At October 18, 2007 there were 14,000,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
(a) The unaudited financial statements of registrant for the three months ended August 31, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
August 31, 2007
CONTENTS

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2007	May 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,311	$8,370

Total Current Assets	6,311	8,370

Total Assets	$6,311	$8,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,763	$1,738
Notes payable – related party	100,000	100,000
Accrued interest – related party	6,506	3,922

Total Current Liabilities	115,269	105,660

Total Liabilities	115,269	105,660

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	93,569	93,419
(Deficit) accumulated during the development stage	(202,667)	(190,849)

Total Stockholders’ Equity (Deficit)	(108,958)	(97,290)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,311	$8,370

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three
	(8/28/96) to	months ended	months ended
	August 31,	August 31,	August 31,
	2007	2007	2006
REVENUES	$5	$—	$—

EXPENSES:
Amortization	300	—	—
Bank charges	687	33	32
Consulting fees	62,800	—	—
Directors fees	200	—	—
Filing fee	10,999	—	922
Legal & professional	95,985	9,051	11,535
Office expense	2,534	—	—
Licenses & Permits	50	—	—
Rent expense	6,600	150	150

Total Expenses	180,155	9,234	12,639

(LOSS) FROM CONTINUING OPERATIONS	(180,150)	(9,234)	(12,639)

OTHER (EXPENSE):
Interest expense	(22,517)	(2,584)	(1,421)

NET (LOSS)	$(202,667)	$(11,818)	$(14,060)

NET (LOSS) PER SHARE		$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the three	For the three
	(August 28, 1996) to	months ended	months ended
	August 31, 2007	August 31, 2007	August 31, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(202,667)	$(11,818)	$(14,060)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	6,600	150	150
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Change in accounts payable	8,763	7,025	8,317
Change in accrued interest	6,506	2,584	(253)

Net Cash Flows (Used in) Operating Activities	(101,889)	(2,059)	(5,846)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable – related party	(3,000)	—	—
Proceeds from notes payable – related party	103,000	—	—

Net Cash Flows Provided By Financing Activities	108,500	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,311	(2,059)	(5,846)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	8,370	7,994

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,311	$6,311	$2,148

Supplemental Disclosures of Cash Flow Information:

Interest paid		$—	$1,674

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
NOTE 1 – BASIS OF PRESENTATION
The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2007.
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
NOTE 3 – NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has fourteen unsecured notes payable to a shareholder totaling $100,000 as follows:

Maturity Date	Interest Rate	Principal Amount
November 8, 2007	10.25%	$5,000
November 21, 2007	10.25%	5,000
February 10, 2008	10.25%	5,000
March 18, 2008	10.25%	5,000
March 31, 2008	10.25%	10,000
May 14, 2008	10.25%	10,000
May 16, 2008	10.25%	5,000
June 2, 2008	10.00%	5,000
August 4, 2008	10.25%	5,000
August 18, 2008	10.25%	5,000
August 31, 2008	10.25%	5,000
September 18,2008	10.25%	5,000
September 30, 2008	10.25%	5,000
October 2, 2008	10.25%	25,000

		$100,000

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the three month period ended August 31, 2007, $-0- of interest was paid to a related party.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $103,000 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended August 31, 2007, reflects a total asset value of $6,311.
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
Results of Operations.
During the period from August 28, 1996 (inception) through August 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $202,667.
As of the end of the quarter ending August 31, 2007, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $11,818 for the three months ended August 31, 2007, compared with a net loss of $14,060 for three months ended August 31, 2006. The loss during the quarter is primarily the result of a decrease of legal and professional fees. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31.

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

Date: October 18, 2007	By:	/s/ Vickie Walker

Vickie Walker
Secretary
Chief Executive Officer
Chief Financial Officer