Form 10KSB
period 2008-05-31
HERITAGE ORGANIZATION INC
filed 2008-08-26
CIK 1025843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
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
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2008, there were 14,000,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
General
The Company was incorporated under the laws of the State of Colorado on August 28, 1996, and remains in the developmental and promotional stages.
As of the end of its fiscal year ending May 31, 2008, the Company has not been able to reach any agreement or definitive understanding with any person or any other entity concerning a business combination transaction with the Company. At the present time, no good prospects exist for the potential business combination of the Company and any other entity.
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
Administrative Offices
The Company currently maintains a mailing address at Attn: Vickie Walker, PO Box 910, Addison, Texas 75001. The Company’s telephone number there is (972) 267-7500. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future until a business combination transaction occurs. The Company records $50 per month as additional paid-in capital for use of the mailing address.
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
ITEM 2. DESCRIPTION OF PROPERTY.
The Company currently maintains a mailing address at Attn: Vickie Walker, PO Box 910, Addison, Texas 75001. The Company pays no rent for the use of any office, however, for financial statement purposes, the Company is recording $50 per month as additional paid-in capital for this purpose. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company’s telephone number is (972) 267-7500.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended May 31, 2008 covered by this report.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s shares of Common Stock have been approved for trading on the OTC Bulletin Board since approximately April 15, 1998, and on March 1, 2000, the trading symbol was changed from “BUFG” to “THOI”. No actual trading of such shares has occurred, and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. As of August 18, 2008, there were 14,000,000 shares of the Company’s Common Stock issued and outstanding, which were held of record by a total of approximately 55 persons.
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
During the fourth quarter of the fiscal year ended May 31, 2008, neither the Company nor any “affiliated purchaser” made any purchase of the shares of Common Stock of the Company.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder’s equity other than the receipt of proceeds in the amounts of $8,500 from its inside capitalization funds and $116,500, net, from sixteen loans from a shareholder, and the expenditure of such funds in furtherance of the Company’s business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company’s balance sheet for the fiscal year ended May 31, 2008, reflects a total asset value of $176.
Results of Operations
During the period from August 28, 1996 (inception) through May 31, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No significant revenues were received by the Company during this period.
For the fiscal year ended May 31, 2008, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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
Addison, Texas
We have audited the accompanying balance sheet of The Heritage Organization, Inc. (a development stage company) as of May 31, 2008, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the two years ended May 31, 2008 and for the period from August 28, 1996 (date of inception) to May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from August 28, 1996 (date of inception) through May 31, 2005, were audited by other auditors whose report, dated July 20, 2005, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from August 28, 1996 (date of inception) through May 31, 2005, reflect a net loss of $132,652 of the accumulated deficit as of May 31, 2008. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of The Heritage Organization, Inc. as of May 31, 2008, and the results of its operations and its cash flows for the two years ended May 31, 2008, and for the period from August 28, 1996 (date of inception) to May 31, 2008, in conformity with U.S. generally accepted accounting principles.
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
/s/ Farmer, Fuqua, & Huff, P.C.
Farmer, Fuqua, & Huff, P.C.
August 21, 2008
Plano, Texas

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEET
MAY 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$176

Total Current Assets	176

Total Assets	$176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,859
Notes payable — related party	116,500
Accrued interest — related party	7,032

Total Current Liabilities	125,391

Total Liabilities	125,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Additional paid-in capital	94,019
(Deficit) accumulated during the development stage	(219,374)

Total Stockholders’ Equity (Deficit)	(125,215)

Total Liabilities and Stockholders’ Equity (Deficit)	$176

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
	For the Year	For the Year	From Inception
	Ended	Ended	(August 28, 1996)
	May 31, 2008	May 31, 2007	To May 31, 2008
REVENUES	$—	$—	$5

EXPENSES:
Amortization	—	—	300
Bank charges	187	145	841
Consulting fees	—	—	62,800
Directors fees	—	—	200
Filing fee	2,937	8,624	13,936
Legal and professional	14,215	17,460	101,149
Licenses and permits	—	—	50
Office expense	—	—	2,534
Rent expense	600	600	7,050

Total expenses	17,939	26,829	188,860

(LOSS) FROM CONTINUING OPERATIONS	(17,939)	(26,829)	(188,855)

OTHER (EXPENSE):
Interest expense	(10,586)	(7,815)	(30,519)

NET (LOSS)	$(28,525)	$(34,644)	$(219,374)

NET (LOSS) PER SHARE	$ *	$ *

Weighted Average Number of Shares Outstanding	14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2008

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
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2008

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

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
FOR THE PERIOD FROM INCEPTION (AUGUST 28, 1996) TO MAY 31, 2008

					Deficit
					Accumulated
	Common Stock			Additional	During the	Stockholders’
	Per	Number		Paid-In	Development	Equity
	Share	of Shares	Amount	Capital	Stage	(Deficit)
Net loss, May 31, 2004	—	—	—	—	(11,054)	(11,054)

Balance, May 31, 2004	—	14,000,000	140	91,619	(122,384)	(30,625)

Rent provided at no charge	—	—	—	600	—	600
Net loss, May 31, 2005	—	—	—	—	(10,268)	(10,268)

Balance, May 31, 2005	—	14,000,000	$140	$92,219	$(132,652)	$(40,293)

Rent provide at no charge	—	—	—	600	—	600
Net loss, May 31, 2006	—	—	—	—	(23,553)	(23,553)

Balance, May 31, 2006	—	14,000,000	140	92,819	(156,205)	(63,246)

Rent provide at no charge	—	—	—	600	—	600
Net loss, May 31, 2007	—	—	—	—	(34,644)	(34,644)

Balance, May 31, 2007	—	14,000,000	140	93,419	(190,849)	(97,290)

Rent provide at no charge	—	—	—	600	—	600
Net loss, May 31, 2008	—	—	—	—	(28,525)	(28,525)

Balance, May 31, 2008	—	14,000,000	140	93,419	(219,374)	(125,215)

See accompanying notes to the financial statements.

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			From Inception
	For the Year Ended	For the Year Ended	(August 28, 1996) to
	May 31, 2008	May 31, 2007	May 31, 2008
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(28,525)	$(34,644)	$(219,374)
Adjustments to reconcile net (loss) to net cash flows from operating activities:
Amortization	—	—	300
Rent expense — noncash	600	600	7,050
Expenses paid by shareholders	—	—	15,609
Stock issued for directors’ fees	—	—	59,960
Stock issued for consulting fees	—	—	3,040
Increase in accounts payable	121	(2,895)	1,859
Increase in accrued interest	3,110	2,315	7,032

Net Cash Flows (Used in) Operating Activities	(24,694)	(34,624)	(124,524)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	—	—	(300)

Net Cash Flows (Used in) Investing Activities	—	—	(300)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	—	—	8,500
Payments on notes payable — related party	—	—	(3,000)
Proceeds from notes payable — related party	16,500	35,000	119,500

Net Cash Flows Provided By Financing Activities	16,500	35,000	125,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,194)	376	176

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,370	7,994	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$176	$8,370	$176

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
Consideration of Other Comprehensive Income Items
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2008, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.
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

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
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
NOTE 4 — RELATED PARTY TRANSACTIONS
Notes Payable
The Company has sixteen unsecured notes payable to a shareholder totaling $116,500 as follows:

Maturity Date	Interest Rate	Principal Amount
August 31, 2008	10.25%	5,000
September 18,2008	9.75%	5,000
September 30, 2008	9.75%	5,000
October 2, 2008	9.75%	25,000
November 8, 2008	9.50%	5,000
November 15, 2008	9.50%	6,500
November 21, 2008	9.50%	5,000
January 30, 2009	8.00%	10,000
February 10, 2009	8.00%	5,000
March 18, 2009	7.25%	5,000
March 31, 2009	7.25%	10,000
May 14, 2009	7.00%	10,000
May 16, 2009	7.00%	5,000
June 2, 2009	7.00%	5,000
August 4, 2009	7.00%	5,000
August 18, 2009	7.00%	5,000

		$116,500

The notes are payable on the earlier of the demand date or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. During the year ended May 31, 2008 the Company renewed notes payable totaling $100,000, with interest rates ranging from 7.00% to 10.25%. At the dates of renewal, the interest rates were increased to rates ranging from 7.00% to 10.25% depending on the time of renewal. The Company also entered into new loans in the total amount of $16,500 with an interest rates of 9.50% and 8.00%, respectively.
Subsequent to May 31, 2008 three notes matured and were extended with three new one-year loans of the outstanding principal balance with an interest rate of 7.00%. and a new loan was entered into in the amount of $10,000 with an interest rate of 7.00%.

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
NOTE 5 — INCOME TAXES
The Company has Federal net operating loss carryforwards of approximately $219,000 expiring 2012 through 2026. The tax benefit of these net operating losses is approximately $32,850 and has been offset by a full allowance for realization. This carryforward may be limited upon consummation of a business combination under Section 381 of the Internal Revenue Code. For the period ended May 31, 2008, the valuation allowance increased by approximately $4,350.
NOTE 6 — SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
The company recorded rent expense for the years ended May 31, 2008 and 2007 of $50 per month for a total of $600 and $600, respectively.
Interest paid totaled $7,888 and $5,087 for the years ended May 31, 2008 and 2007, respectively. Taxes paid totaled $-0- and $-0- for the years ended May 31, 2008 and 2007, respectively.

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
Item 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at May 31, 2008 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of May 31, 2008.
Changes in Internal Control Over Financial Reporting
There has been no change in the Registrant’s internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
The current directors of the Company are listed below, together with their ages, terms of service, all positions and offices with the Company:

Name	Age	Positions Held and Tenure
Gary M. Kornman	64	Chairman of Board of Directors since May 1999

Vickie A. Walker	49	Treasurer & Director since May 1999 Secretary since October 1999 President since July 2002
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
Biographical Information
Gary M. Kornman
Mr. Kornman was Chief Executive of The Heritage Organization, L.L.C., from March, 1995 until approximately May 1, 2004. On May 17, 2004, The Heritage Organization, L.L.C. filed a petition under Chapter 11 of the U.S. Bankruptcy Code being Case No. 04-35574-SA11 in the United States Bankruptcy Court for the Northern District of Texas Dallas Division. Mr. Kornman currently serves as Chief Executive Officer of The Heritage Organization, Inc., a Delaware corporation (since 1986), and President and CEO of Kornman & Associates, Inc. (since 1975). He was President and CEO of The Planning Group, Inc. from 1970 through 1975. Mr. Kornman is also the sole shareholder, and an officer and director of many other corporations.
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
Vickie A. Walker
Ms. Walker was Secretary-Treasurer and Chief Financial Executive of The Heritage Organization, L.L.C., from March, 1995 through August 15, 2004. On May 17, 2004, The Heritage Organization, L.L.C. filed a petition under Chapter 11 of the U.S. Bankruptcy Code being Case No. 04-35574-SA11 in the United States Bankruptcy Court for the Northern District of Texas Dallas Division. Mrs. Walker also currently serves as Secretary-Treasurer, a position she has held since October 1999, and Chief Financial Officer of The Heritage Organization, Inc., as Secretary-Treasurer, a position she has since July 1983, and Chief Financial Officer of Kornman & Associates, Inc., as Treasurer of the U.S. National Foundation For Anti-Aging & Survival Research, a position she had held since March 1998, and as Treasurer of The Institute for Anti-Aging & Survival, Inc., a position she had held since March 1998. Ms. Walker began her affiliations with Kornman & Associates, Inc. in June, 1977.
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

ITEM 10. EXECUTIVE COMPENSATION.
No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of pocket expenses incurred on behalf of the Company. See “Certain Relationships and Related Transactions.” The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.
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

Name and	Number of Shares	Percent of
Address	Owned of Record	Class Owned
Steadfast Investments, L.P. Attn: Vickie Walker, PO Box 910 Addison, Texas 75001-0910	11,083,800	79.17%

GMK Family Holdings, L.L.C. Attn: Vickie Walker PO Box 910 Addison, Texas 75001-0910	1,656,200	11.83%

James T. Edwards 209 Cargile Lane Nashville, TN 37205	1,249,600	8.93%
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
The person listed is an officer, a director, or both, of the Company.

Name and	Number of Shares	Percent of
Address	Owned Beneficially	Class Owned
Gary M. Kornman Attn: Vickie Walker PO Box 910 Addison, Texas 75001-0910	12,740,000	91%

Vickie A. Walker P O Box 910 Addison, Texas 75001	0	0%

All directors and executive officers (2 persons)	12,740,000	91%

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees for professional services rendered to or for the Company by Farmer, Fuqua & Huff, P.C. for the fiscal years ended May 31, 2008 and 2007:

Type of Fees	2008	2007
Audit Fees	$11,750	$13,250
Audit Related Fees	$—	$—
Tax Fees — preparation of corporate federal income tax returns	$—	$—
All Other Fees	$—	$—

Total	$11,750	$13,250

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

Date: August 25, 2008.	THE HERITAGE ORGANIZATION, INC.
	By:	/s/ Vickie A. Walker
Vickie A. Walker, President,
Secretary, Treasurer and Director (Principal Executive Officer and Chief Financial and Accounting Officer)