Form 10QSB
period 2008-08-31
HERITAGE ORGANIZATION INC
filed 2008-10-15
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2008.

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
Issuer’s telephone number: (972) 267-7500
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
PRECEDINGS FIVE YEARS
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At October 14, 2008 there were 14,000,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
(a) The unaudited financial statements of registrant for the three months ended August 31, 2008, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
August 31, 2008

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,972	$176

Total Current Assets	4,972	176

Total Assets	$4,972	$176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,873	$1,859
Notes payable — related party	126,500	116,500
Accrued interest — related party	6,090	7,032

Total Current Liabilities	141,463	125,391

Total Liabilities	141,463	125,391

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	94,169	94,019
(Deficit) accumulated during the development stage	(230,800)	(219,374)

Total Stockholders’ Equity (Deficit)	(136,491)	(125,215)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,972	$176

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three
	(8/28/96) to	months ended	months ended
	August 31,	August 31 ,	August 31,
	2008	2008	2007
REVENUES	$5	$—	$—

EXPENSES:
Amortization	300	—	—
Bank charges	886	45	33
Consulting fees	62,800	—	—
Directors fees	200	—	—
Filing fee	13,936	—	—
Legal & professional	109,735	8,586	9,051
Office expense	2,534	—	—
Licenses & Permits	50	—	—
Rent expense	7,200	150	150

Total Expenses	197,641	8,781	9,234

(LOSS) FROM CONTINUING OPERATIONS	(197,636)	(8,781)	(9,234)

OTHER (EXPENSE):
Interest expense	(33,164)	(2,645)	(2,584)

NET (LOSS)	$(230,800)	$(11,426)	$(11,818)

NET (LOSS) PER SHARE		$ *	$ *

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the three	For the three
	(August 28, 1996) to	months ended	months ended
	August 31, 2008	August 31, 2008	August 31, 2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(230,800)	$(11,426)	$(11,818)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	7,200	150	150
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Change in accounts payable	8,873	7,014	7,025
Change in accrued interest	6,090	(942)	2,584

Net Cash Flows (Used in) Operating Activities	(129,728)	(5,204)	(2,059)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable - related party	(3,000)	—	—
Proceeds from notes payable - related party	129,500	10,000	—

Net Cash Flows Provided By Financing Activities	135,000	10,000	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,972	4,796	(2,059)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	176	8,370

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,972	$4,972	$6,311

Supplemental Disclosures of Cash Flow Information:

Interest paid		$—	$—

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying financial statements have been prepared by The Heritage Organization, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2008.
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
NOTE 3 — NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has seventeen unsecured notes payable to a shareholder totaling $126,500 as follows:

Maturity Date	Interest Rate	Principal Amount
September 18,2008	9.75%	5,000
September 30, 2008	9.75%	5,000
October 2, 2008	9.75%	25,000
November 8, 2008	9.50%	5,000
November 15, 2008	9.50%	6,500
November 21, 2008	9.50%	5,000
January 30, 2009	8.00%	10,000
February 10, 2009	8.00%	5,000
March 18, 2009	7.25%	5,000
March 31, 2009	7.25%	10,000
May 14, 2009	7.00%	10,000
May 16, 2009	7.00%	5,000
June 2, 2009	7.00%	5,000
July 15, 2009	7.00%	10,000
August 4, 2009	7.00%	5,000
August 18, 2009	7.00%	5,000
August 31, 2009	7.00%	5,000

		$126,500

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the three month period ended August 31, 2008, $3,075 of interest was paid to a related party.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $129,500 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended August 31, 2008, reflects a total asset value of $4,972.
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
Results of Operations.
During the period from August 28, 1996 (inception) through August 31, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $230,800.
As of the end of the quarter ending August 31, 2008, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $11,426 for the three months ended August 31, 2008, compared with a net loss of $11,818 for three months ended August 31, 2007. The smaller loss during the quarter is primarily the result of a decrease of legal and professional fees. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
The following Exhibits are filed herewith or incorporated herein by reference below:

Designation	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2008	By:	/s/ Vickie Walker Vickie Walker
Secretary
Chief Executive Officer
Chief Financial Officer