Form 10-Q
period 2008-11-30
HERITAGE ORGANIZATION INC
filed 2009-01-14
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2008.

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
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At January 12, 2009 there were 14,000,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS
(a) The unaudited financial statements of registrant for the six months ended November 30, 2008, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
November 30, 2008

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,744	$176

Total Current Assets	1,744	176

Total Assets	$1,744	$176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$0	$1,859
Notes payable — related party	141,500	116,500
Accrued interest — related party	3,662	7,032

Total Current Liabilities	145,162	125,391

Total Liabilities	145,162	125,391

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	94,319	94,019
(Deficit) accumulated during the development stage	(237,877)	(219,374)

Total Stockholders’ Equity (Deficit)	(143,418)	(125,215)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,744	$176

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period
	from Inception	For the three	For the three	For the six	For the six
	(8/28/96) to	months ended	months ended	months ended	months ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2008	2007	2007	2007
REVENUES	$5	$—	$—	—	—

EXPENSES:
Amortization	300	—	—	—	—
Bank charges	969	83	67	128	100
Consulting fees	62,800	—	—	—	—
Directors fees	200	—	—	—	—
Filing fee	13,936	—	—	—	—
Legal & professional	113,972	4,237	3,275	12,823	12,326
Office expense	2,580	46	—	46	—
Licenses & Permits	60	10	50	10	50
Rent expense	7,350	150	150	300	300

Total Expenses	202,167	4,526	3,542	13,307	12,776

(LOSS) FROM CONTINUING OPERATIONS	(202,162)	(4,526)	(3,542)	(13,307)	(12,776)

OTHER (EXPENSE):
Interest expense	(35,715)	(2,550)	(2,548)	(5,196)	(5,132)

NET (LOSS)	$(237,877)	$(7,076)	$(6,090)	(18,503)	(17,908)

NET (LOSS) PER SHARE		$ *	$ *	*	*

Weighted Average Number of Shares Outstanding		14,000,000	14,000,000	14,000,000	14,000,000

*	= less than $0.01 per share
See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period
	from Inception	For the six	For the six
	(August 28, 1996) to	months ended	months ended
	November 30, 2008	November 30, 2008	November 30, 2007
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	(237,877)	$(18,503)	$(17,908)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	7,350	300	300
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in prepaid expense	—	—	—
Change in accounts payable	—	(1,859)	3,387
Change in accrued interest	3,662	(3,370)	(293)

Net Cash Flows (Used in) Operating Activities	(147,956)	(23,432)	(14,514)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable — related party	(3,000)	—	—
Proceeds from notes payable — related party	144,500	25,000	6,500

Net Cash Flows Provided By Financing Activities	150,000	25,000	6,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,744	1,568	(8,014)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	176	8,370

CASH AND CASH EQUIVALENTS, END OF PERIOD	1,744	$1,744	$356

Supplemental Disclosures of Cash Flow Information:

Interest paid		$8,566	$713

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
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
NOTE 3 — NOTES PAYABLE, RELATED PARTY
Notes Payable
The Company has eighteen unsecured notes payable to a shareholder totaling $141,500 as follows:

Maturity Date	Interest Rate	Principal Amount
January 30, 2009	8.00%	10,000
February 10, 2009	8.00%	5,000
March 18, 2009	7.25%	5,000
March 31, 2009	7.25%	10,000
May 14, 2009	7.00%	10,000
May 16, 2009	7.00%	5,000
June 2, 2009	7.00%	5,000
July 15, 2009	7.00%	10,000
August 4, 2009	7.00%	5,000
August 18, 2009	7.00%	5,000
August 31, 2009	7.00%	5,000
September 18,2009	7.00%	5,000
September 30, 2009	7.00%	5,000
October 2, 2009	7.00%	25,000
October 9, 2009	6.50%	15,000
November 8, 2009	6.00%	5,000
November 15, 2009	6.00%	6,500
November 21, 2009	6.00%	5,000

		$141,500

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the six month period ended November 30, 2008, $8,566 of interest was paid to a related party.
The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Liquidity and Capital Resources.
The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $144,500 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended November 30, 2008, reflects a total asset value of $1,744.
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
Results of Operations.
During the period from August 28, 1996 (inception) through November 30, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $237,877.
As of the end of the quarter ending November 30, 2008, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.
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
The Company experienced a net loss of $18,503 for the six months ended November 30, 2008, compared with a net loss of $17,908 for six months ended November 30, 2007. The increase in the loss from prior year quarter compared to current year quarter is primarily due to an increase in legal and professional expenses. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2008.

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

Date: January 14, 2009	By:	/s/ Vickie Walker
Vickie Walker
Secretary Chief Executive Officer Chief Financial Officer