Form 10-Q
period 2009-02-28
HERITAGE ORGANIZATION INC
filed 2009-04-14
CIK 1025843

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

(Mark One)
☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2009.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At April 13, 2009 there were 14,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended February 28, 2009, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

The Heritage Organization, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

February 28, 2009

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	$176
Total Current Assets	5	176
Total Assets	$5	$176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,893	$1,859
Notes payable – related party	141,500	116,500
Accrued interest – related party	4,864	7,032
Total Current Liabilities	148,257	125,391
Total Liabilities	148,257	125,391
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 99,000,000 shares authorized; 14,000,000 shares issued and outstanding	140	140
Class B common stock, $0.00001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	94,469	94,019
(Deficit) accumulated during the development stage	(242,861)	(219,374)
Total Stockholders’ Equity (Deficit)	(148,252)	(125,215)
Total Liabilities and Stockholders’ Equity (Deficit)	$5	$176

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Period from Inception (8/28/96) to February 28, 2009	For the months ended February 28, 2009		For the three months ended February 29, 2008		For the nine months ended February 28, 2009	For the nine months ended February 29, 2008
REVENUES	$5		$—		$—	—	—

EXPENSES:
Amortization	300		—		—	—	—
Bank charges	1,014		44		44	173	144
Consulting fees	62,800		—		—	—	—
Directors fees	200		—		—	—	—
Filing fee	13,936		—		592	—	592
Legal & professional	116,359		2,387		1,325	15,210	13,651
Office expense	2,580		—		426	46	426
Licenses & Permits	60		—		74	10	124
Rent expense	7,500		150		150	450	450
Total Expenses	204,749		2,581		2,611	15,889	15,387

(LOSS) FROM CONTINUING OPERATIONS	(204,744)		(2,581)		(2,611)	(15,889)	(15,387)

OTHER (EXPENSE):
Interest expense	(38,117)		(2,402)		(2,707)	(7,598)	(7,839)

NET (LOSS)	$(242,861)		$(4,983)		$(5,318)	(23,487)	(23,226)

NET (LOSS) PER SHARE		$	*	$	*	*	*

Weighted Average Number of Shares Outstanding			14,000,000		14,000,000	14,000,000	14,000,000
* = less than $0.01 per share

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Period from Inception (August 28, 1996) to February 28, 2009	For the nine months ended February 28, 2009	For the nine months ended February 28, 2008
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	(242,861)	$(23,487)	$(23,226)
Adjustments to reconcile net (loss) to net cash flows used in operating activities:
Amortization	300	—	—
Non cash rent expense	7,500	450	450
Expenses paid by shareholders	15,609	—	—
Stock issued for directors’ fees	59,960	—	—
Stock issued for consulting fees	3,040	—	—
Increase in prepaid expense	—	—	—
Change in accounts payable	1,893	(1,502)	(1,738)
Change in accrued interest	4,864	(632)	2,415

Net Cash Flows (Used in) Operating Activities	(149,695)	(25,171)	(22,099)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Organization costs	(300)	—	—

Net Cash Flows (Used in) Investing Activities	(300)	—	—

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Issuance of common stock	8,500	—	—
Payments on notes payable – related party	(3,000)	—	—
Proceeds from notes payable – related party	144,500	25,000	16,500

Net Cash Flows Provided By Financing Activities	150,000	25,000	16,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(171)	(5,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	176	8,370

CASH AND CASH EQUIVALENTS, END OF PERIOD	5	$5	$2,771

Supplemental Disclosures of Cash Flow Information:

Interest paid		$8,566	$5,425

Taxes paid		$—	$—

See accompanying notes to the financial statements

THE HERITAGE ORGANIZATION, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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

NOTE 3 – NOTES PAYABLE, RELATED PARTY

Notes Payable
The Company has eighteen unsecured notes payable to a shareholder totaling $141,500 as follows:

Maturity Date	Interest Rate	Principal Amount
January 30, 2010	5.25%	10,000
February 10, 2010	5.25%	5,000
March 18, 2009	7.25%	5,000
March 31, 2009	7.25%	10,000
May 14, 2009	7.00%	10,000
May 16, 2009	7.00%	5,000
June 2, 2009	7.00%	5,000
July 15, 2009	7.00%	10,000
August 4, 2009	7.00%	5,000
August 18, 2009	7.00%	5,000
August 31, 2009	7.00%	5,000
September 18, 2009	7.00%	5,000
September 30, 2009	7.00%	5,000
October 2, 2009	7.00%	25,000
October 9, 2009	6.50%	15,000
November 8, 2009	6.00%	5,000
November 15, 2009	6.00%	6,500
November 21, 2009	6.00%	5,000
		$141,500

The notes are payable on the earlier of demand or the maturity date specified above. All outstanding notes payable are for a term of one year. The Company has historically paid the shareholder accrued interest at the maturity date of notes payable and has entered into a new one-year loan for the outstanding principal balance. For the nine month period ended February 28, 2009, $8,566 of interest was paid to a related party.

The shareholder is the Company’s sole lender. Management of the Company anticipates that the shareholder will continue to renew its notes payable and make new advances to the Company as necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity other than the receipt of net proceeds in the amount of $8,500 from its inside capitalization funds, and $144,500 as loans from a principal shareholder. Consequently, the Company’s balance sheet for the quarter ended February 28, 2009, reflects a total asset value of $5.

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

Results of Operations.

During the period from August 28, 1996 (inception) through February 28, 2009, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No significant revenues were received during this period, and the Company experienced a cumulative net loss of $242,861.

As of the end of the quarter ending February 28, 2009, the Company has not been able to reach any agreement or definitive understanding with any person concerning a business combination transaction between the Company and any other entity or business. At the present time, no prospects exist for the potential business combination of the Company and any other entity and none is presently anticipated.

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

The Company experienced a net loss of $23,487 for the nine months ended February 28, 2009, compared with a net loss of $23,226 for nine months ended February 29, 2008. The increase in the loss from prior year quarter compared to current year quarter is primarily due to an increase in legal and professional expenses. The Company does not expect to generate any revenue until it completes a business combination, but it will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Date: April 13, 2009	By: /s/ Vickie Walker

Vickie Walker
Secretary
Chief Executive Officer
Chief Financial Officer